Form 10-Q/A
period 2022-09-30
MAIA Biotechnology, Inc.
filed 2023-02-06
CIK 1878313

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q/A

(Amendment No. 1)

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

As of November 8, 2022 the registrant had 10,945,904 shares of common stock, $0.0001 par value per share, outstanding.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (the “Amendment”) amends the Quarterly Report on Form 10-Q as of and for the three and nine month periods ended September 30, 2022 (the “Original Report”) of MAIA Biotechnology, Inc. (the “Company”), as originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on November 9, 2022.

Background of Restatement

On February 3, 2023, the audit committee of the board of directors of the Company (the “Audit Committee”) concluded, after discussion with the Company’s management, that it is appropriate to restate the Company’s previously issued unaudited condensed consolidated balance sheet as of September 30, 2022, and unaudited condensed consolidated statements of operations, unaudited condensed consolidated statements of comprehensive loss and unaudited condensed consolidated statements of stockholders’ equity for the three and nine months ended September 30, 2022, and the unaudited condensed consolidated statement of cash flows for the nine months ended September 30, 2022 included in the Company’s previously filed Quarterly Report on Form 10-Q with the SEC (the “Q3 Form 10-Q” and, the financial statements included in the Q3 Form 10-Q, the “Non-Reliance Financial Statements”). Considering the restatement of such financial statements, the Company concluded that the Non-Reliance Financial Statements should no longer be relied upon. This Amendment includes restatements of the Non-Reliance Financial Statements.

In connection with SEC pronouncements related to Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”), the Company re-evaluated its accounting for the Issuance of Ratchet shares and warrants to Underwriters in connection with the IPO. As a result, the Company determined that the ratchet shares had improperly been treated as a deemed dividend instead of operating expense and the warrants were improperly classified as equity instead of a liability.

Effects of Restatement

As a result of the factors described above, the Company has included in this Amendment a restatement of its unaudited condensed consolidated financial statements for the periods affected by the Non-Reliance Financial Statements. See Note 2 to the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Amendment for additional information on the restatement and the related financial statement effects. These changes do not impact the Company’s cash position.

Internal Control Considerations

The Company’s management has concluded that in light of the classification error described above, a material weakness exists in the Company’s internal control over financial reporting and that the Company’s disclosure controls and procedures were not effective. For a discussion of management’s consideration of the material weakness identified, see Part I, Item 4, Controls and Procedures of this Amendment.

Items Amended in this Form 10-Q/A

This Form 10-Q/A presents the Original Report, amended and restated with modifications as necessary to reflect the restatements. The following items have been amended to reflect the restatement:

Part I, Item 1. Financial Statements

Part I, Item 4, Controls and Procedures

Part II, Item 1A. Risk Factors

In addition, the Company’s Principal Executive Officer and Principal Financial and Accounting Officer has provided new certifications dated as of the date of this filing in connection with this Form 10-Q/A (Exhibits31.1, 31.2, 32.1 and 32.2).

Except as described above, this Form 10-Q/A does not amend, update or change any other items or disclosures in the Original Report and does not purport to reflect any information or events subsequent to the filing thereof. As such, this Form 10-Q/A speaks only as of the date the Original Report was filed, and we have not undertaken herein to amend, supplement or update any

i

information contained in the Original Report to give effect to any subsequent events. Accordingly, this Form 10-Q/A should be read in conjunction with our filings made with the SEC subsequent to the filing of the Original Report, including any amendment to those filings.

2. Table of Contents

		Page
PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements (Unaudited)	1
	Condensed Consolidated Balance Sheets as of September 30, 2022 (as restated) (Unaudited) and December 31, 2021	1
	Condensed Consolidated Statements of Operations (Unaudited) for the three and nine months ended September 30, 2022 (as restated) and 2021	2
	Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited) for the three and nine months ended September 30, 2022 (as restated) and 2021	3
	Condensed Consolidated Statements of Changes in Stockholders' Equity (Unaudited) for the three and nine months ended September 30, 2022 (as restated) and 2021	4
	Condensed Consolidated Statements of Cash Flows (Unaudited) for the nine months ended September 30, 2022 (as restated) and 2021	6
	Notes to Unaudited Condensed Consolidated Financial Statements (as restated)	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	32
Item 4.	Controls and Procedures	32
PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings	34
Item 1A.	Risk Factors	34
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	36
Item 3.	Defaults Upon Senior Securities	36
Item 4.	Mine Safety Disclosures	36
Item 5.	Other Information	36
Item 6.	Exhibits	37
Signatures		38

ii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

MAIA Biotechnology, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	September 30, 2022 (As Restated)	December 31, 2021
	(unaudited)
ASSETS
Current assets:
Cash	$14,063,642	$10,574,292
Prepaid expenses and other current assets	460,917	54,537
Australia research and development incentives receivable	255,306	43,666
Total current assets	14,779,865	10,672,495
Deferred offering costs	—	651,582
Other assets	2,800	3,122
Total assets	$14,782,665	$11,327,199
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,019,093	$960,401
Accrued expenses	1,437,200	1,185,595
Total current liabilities	2,456,293	2,145,996
Warrant liability	215,705	—
Total current liabilities and long term liabilities	2,671,998	2,145,996
Commitments and contingencies
Stockholders' equity (deficit)
Preferred stock, $0.0001 par value, 30,000,000 and 70,000,000 shares authorized at September 30, 2022 and December 31, 2021 respectively, 0 shares issued and outstanding	—	—
Common stock, $0.0001 par value, 70,000,000 and 30,000,000 shares authorized at September 30, 2022 and December 31, 2021 respectively, 10,945,904 and 7,584,980 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	1,095	758
Additional paid-in capital	52,222,752	37,618,438
Accumulated deficit	(40,061,534)	(28,437,993)
Accumulated other comprehensive income (loss)	(51,646)	—
Total stockholders' equity	12,110,667	9,181,203
Total liabilities and stockholders' equity	$14,782,665	$11,327,199

See the accompanying notes to the unaudited condensed consolidated financial statements.

MAIA Biotechnology, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2022 (As Restated)	2021	2022 (As Restated)	2021

Operating expenses:
Research and development expenses	$2,343,154	$1,081,705	$6,539,948	$1,988,450
General and administrative expenses	1,653,072	1,151,542	4,341,880	2,798,766
Ratchet share expense	1,099,360	—	1,099,360	—
Total operating costs and expenses	5,095,586	2,233,247	11,981,188	4,787,216
Loss from operations	(5,095,586)	(2,233,247)	(11,981,188)	(4,787,216)

Other income (expense):
Interest expense	(1,716)	(451,306)	(1,820)	(827,539)
Interest income	348	708	1,249	1,501
Australian research and development incentives	65,111	—	230,188	—
Change in fair value of embedded features	—	(96,000)	—	(203,000)
Change in fair value of warrant liability	128,030	(100,780)	128,030	(1,546,280)
Loss on extinguishment of convertible notes and convertible notes, related parties	—	(2,322,943)	—	(2,322,943)
Other income (expense), net	191,773	(2,970,321)	357,647	(4,898,261)

Net loss	(4,903,813)	(5,203,568)	(11,623,541)	(9,685,477)
Net loss attributable to noncontrolling interests	—	(7,130)	—	(74,331)
Deemed dividend on warrant modification	—	—	(450,578)	—
Net loss attributable to MAIA Biotechnology, Inc. shareholders	$(4,903,813)	$(5,196,438)	$(12,074,119)	$(9,611,146)

Net loss per share
Basic and diluted	$(0.48)	$(1.02)	$(1.39)	$(2.06)

Weighted average common shares outstanding Basic and diluted	10,165,622	5,119,121	8,713,570	4,668,635

See the accompanying notes to the unaudited condensed consolidated financial statements.

MAIA Biotechnology, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2022 (As Restated)	2021	2022 (As Restated)	2021
Net loss attributable to MAIA Biotechnology, Inc. shareholders	$(4,903,813)	$(5,196,438)	$(12,074,119)	$(9,611,146)
Foreign currency translation adjustment	(47,501)	—	(51,646)	—
Comprehensive loss to MAIA Biotechnology, Inc. shareholders	$(4,951,314)	$(5,196,438)	$(12,125,765)	$(9,611,146)

See the accompanying notes to the unaudited condensed consolidated financial statements.

MAIA Biotechnology, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Stockholders' Equity (Unaudited)

For the three and nine months ended September 30, 2022

For the Three and Nine Months Ended
September 30, 2022
	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-In Capital (As Restated)	Accumulated Deficit (As Restated)	Accumulated other comprehensive income (loss)	Total MAIA Equity (As Restated)	Noncontrolling Interest	Total Stockholders' Equity (As Restated)
Balance at December 31, 2021	—	$—	7,584,980	$758	$37,618,438	$(28,437,993)	$—	$9,181,203	$—	$9,181,203
Issuance of common shares upon exercise of stock options	—	—	26,500	3	47,697	—	—	47,700	—	47,700
Issuance of common shares upon exercise of warrants	—	—	61,111	6	109,994	—	—	110,000	—	110,000
Issuance of common shares in connection with Equity Financing	—	—	263,729	27	2,373,534	—	—	2,373,561	—	2,373,561
Stock-based compensation expense	—	—	—	—	713,330	—	—	713,330	—	713,330
Modification of warrant in equity	—	—	—	—	450,578	—	—	450,578	—	450,578
Deemed dividend on modification of warrant	—	—	—	—	(450,578)	—	—	(450,578)	—	(450,578)
Foreign currency translation adjustment	—	—	—	—	—	—	1,721	1,721	—	1,721
Net loss	—	—	—	—	—	(3,413,845)	—	(3,413,845)	—	(3,413,845)
Balance at March 31, 2022	—	—	7,936,320	794	40,862,993	(31,851,838)	1,721	9,013,670	—	9,013,670
Issuance of common shares upon exercise warrants	—	—	468,601	47	275,353	—	—	275,400	—	275,400
Issuance of common shares in connection with Equity Financing	—	—	11,111	1	99,998	—	—	99,999	—	99,999
Stock-based compensation expense	—	—	—	—	584,768	—	—	584,768	—	584,768
Foreign currency translation adjustment	—	—	—	—	—	—	(5,866)	(5,866)	—	(5,866)
Net loss	—	—	—	—	—	(3,305,883)	—	(3,305,883)	—	(3,305,883)
Balance at June 30, 2022	—	—	8,416,032	842	41,823,112	(35,157,721)	(4,145)	6,662,088	-	6,662,088
Issuance of common shares upon exercise of stock options	—	—	10,000	1	17,999	—	—	18,000	—	18,000
Issuance of common shares in connection with initial public offering, net of $2,749,905 issuance cost	—	—	2,300,000	230	8,749,865	—	—	8,750,095	—	8,750,095
Issuance of ratchet share	—	—	219,872	22	1,099,338	—	—	1,099,360	—	1,099,360
Stock-based compensation expense	—	—	—	—	532,438	—	—	532,438	—	532,438
Foreign currency translation adjustment	—	—	—	—	—	—	(47,501)	(47,501)	—	(47,501)
Net loss	—	—	—	—	—	(4,903,813)	—	(4,903,813)	—	(4,903,813)
Balance at September 30, 2022	—	$—	10,945,904	$1,095	$52,222,752	$(40,061,534)	$(51,646)	$12,110,667	$—	$12,110,667

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

MAIA Biotechnology, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,

	2022 (As Restated)	2021
Cash flows from operating activities:
Net loss, including noncontrolling interests	$(11,623,541)	$(9,685,477)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	1,830,536	2,108,868
Loss on extinguishment of convertible notes	—	2,322,943
Loss on settlement of bonus	—	6,531
Change in fair value of embedded features	—	203,000
Issuance of ratchet shares	1,099,360	—
Change in fair value of warrant liability	(128,030)	1,546,280
Amortization of debt discount	—	596,954
Change in operating assets and liabilities:
Prepaid expenses and other current assets	(412,124)	(1,290)
Australia research and development incentives receivable	(230,188)	—
Other assets	322	(520,648)
Accounts payable	64,788	342,369
Accrued expenses	252,487	344,940
Due to related parties	—	(7,037)
Accrued interest	—	226,909
Net cash used in operating activities	(9,146,390)	(2,515,658)
Cash flows from financing activities:
Proceeds from issuance of convertible notes, warrants, and embedded conversion features	—	7,369,000
Proceeds from Paycheck Protection Program loan	—	62,500
Collections of subscriptions receivable	—	2,002
Proceeds from issuance of common stock, net of transaction costs	2,473,560	5,366,170
Proceeds from exercise of stock options	65,700	5,400
Proceeds from exercise of warrants	385,400	—
Proceeds from sale of common stock in initial public offering	11,500,000	—
Payment of initial public offering transaction costs	(1,754,586)	—
Payment on loan payable to officer	—	(367)
Net cash provided by financing activities	12,670,074	12,804,705
Net effect of foreign currency exchange on cash	(34,334)	—
Net increase in cash	3,489,350	10,289,047
Cash at beginning of period	10,574,292	663,457
Cash at end of period	$14,063,642	$10,952,504
Supplemental disclosure of cash flow information:
Conversion of convertible notes and accrued interest into MAIA common stock	$—	$8,249,587
Conversion of SAFE into MAIA common stock	$—	$25,000
Subscription receivable for issuance of MAIA common stock	$—	$(320,000)
Options issued for accrued bonus	$—	$786,531
Options issued for deferred compensation	$—	$285,418
Reclassification of warrant liability to equity	$—	$1,952,000
Issuance of convertible note for payment on loan to officer	$—	$(21,000)
Previously paid issuance costs in connection with the initial public offering	$651,582	$—
Warrants issued to underwriters in connection with the initial public offering	$343,735	$—

See the accompanying notes to the unaudited condensed consolidated financial statements.

MAIA Biotechnology, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements (As Restated)

1.
NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business, Organization, and Principles of Consolidation

MAIA Biotechnology, Inc. and Subsidiaries (collectively, "the Company") is a biopharmaceutical company that develops oncology drug candidates to improve and extend the lives of people with cancer. MAIA Biotechnology, Inc. ("MAIA") was incorporated in the state of Delaware on August 3, 2018. These consolidated financial statements include the accounts of MAIA and its subsidiaries, as follows:

•
THIO Therapeutics, Inc. ("THIO"), incorporated in the state of Delaware on November 26, 2018. On August 13, 2021, MAIA and THIO completed a plan of reorganization in which THIO merged with and into MAIA. Prior to the merger, MAIA owned 93.3% of the outstanding shares of THIO common stock, which were canceled in connection with the merger. The remaining 6.7% minority stockholder of THIO received one share of MAIA common stock for each share of THIO common stock owned prior to the merger.
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

Liquidity

At September 30, 2022, the Company had working capital of $12,323,572, accumulated deficit of $40,061,534, cash of $14,063,642 and current liabilities of $2,456,293. Since inception the Company has experienced net losses and negative cash flows from operations each fiscal year. The Company has no revenues and expects to continue to incur operating losses for the foreseeable future, and may never become profitable. The Company is dependent on its ability to continue to raise equity and/or debt financing to continue operations, until the attainment of profitable operations.

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

Fair value measurements discussed herein are based upon certain market assumptions and pertinent information available to management as of and during the nine months ended September 30, 2022, and as of and during the twelve months ended December 31, 2021. The carrying amount of accounts payable approximated fair value as they are short term in nature. The fair value of warrants issued for services is estimated based on the Black-Scholes model during the nine months ended September 30, 2021 and the nine months ended September 30, 2022 . The carrying value of notes payable and convertible notes payable approximated the estimated fair values due to their recent issuances. The estimated fair value of the warrants issued with the convertible notes, warrants issued to underwriters and embedded features, represented Level 3 measurements.

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

Common Stock Warrants

The Company accounts for common stock warrants as either equity instruments or liabilities in accordance with ASC 480, Distinguishing Liabilities from Equity (“ASC 480”), depending on the specific terms of the warrant agreement.

When warrants are issued for services to non-employees, under ASC 718, Compensation – Stock Compensation (“ASC 718”), the warrants shall be classified as a liability if 1) the underlying shares are classified as liabilities or 2) the entity can be required under any circumstances to settle the warrant by transferring cash or other assets. The measurement of equity-classified non-employee share-based payments is generally fixed on the grant date and are considered compensatory, as defined by ASC 718.

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

2. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

During February 2023, the Company identified errors in its previously issued financial statements. Specifically, (i) ratchet shares should have been be treated as a liability-classified free standing instrument instead of an embedded feature of the Company’s common shares, and (ii) the warrants issued to the Underwriters in connection with the Company’s IPO should have been liability classified instead of equity classified.

Due to these changes in the treatment of issuance of the ratchet shares and the warrants issued to the Underwriter in connection with the IPO, the Company corrected its financial statements as of and for the three and nine months ended September 30, 2022. As a result, the following items have been restated, (i) warrant liability which is included in total liabilities, (ii) additional paid-in capital, and (iii) accumulated deficit as of September 30, 2022, and (iv) change in fair value of warrant liability, (v) operating expense, and (vi) net loss and net loss per share for the three and nine months ended September 30, 2022.

The table below represents the balances of the affected accounts on the Condensed Consolidated Balance Sheet as of September 30, 2022, the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2022, Statement of Changes in Condensed Consolidated Statements of Comprehensive Loss for the three and nine months Ended September 30, 2022, Condensed Consolidated Statement of Stockholders’ Equity for the three and nine months ended September 30, 2022, and the Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2022. The accompanying notes to the unaudited consolidated interim financial statements have been restated as applicable.

	As Previously Reported	Adjustment	As Restated
Balance Sheet as of September 30, 2022

Warrant liability	$—	$215,705	$215,705
Total current and long term liabilities	$2,456,293	$215,705	$2,671,998
Additional paid-in capital	$51,467,127	$755,625	$52,222,752
Accumulated deficit	$(39,090,204)	$(971,330)	$(40,061,534)
Total stockholders equity	$12,326,372	$(215,705)	$12,110,667
Statement of Operations, Three Months Ended September 30, 2022
Ratchet share expense	$—	$1,099,360	$1,099,360
Loss from operations	$(3,996,226)	$(1,099,360)	$(5,095,586)
Change in fair value of warrant liability	$—	$128,030	$128,030
Other income (expense) net	$63,743	$128,030	$191,773
Net Loss	$(3,932,483)	$(971,330)	$(4,903,813)
Deemed dividend on ratchet shares	$(1,099,360)	$1,099,360	$—
Net loss attributable to MAIA Biotechnology, Inc. shareholders	$(5,031,843)	$128,030	$(4,903,813)
Net loss per share; basic and diluted	$(0.49)	$0.01	$(0.48)

Statement of Operations, Nine Months Ended September 30, 2022
Ratchet share expense	$—	$1,099,360	$1,099,360
Loss from operations	$(10,881,828)	$(1,099,360)	$(11,981,188)
Change in fair value of warrant liability	$—	$128,030	$128,030
Other income (expense) net	$229,617	$128,030	$357,647
Net loss	$(10,652,211)	$(971,330)	$(11,623,541)
Deemed dividend on ratchet shares	$(1,099,360)	$1,099,360	$—
Net loss attributable to MAIA Biotechnology, Inc. shareholders	$(12,202,149)	$128,030	$(12,074,119)
Net Loss per share; basic and diluted	$(1.40)	$0.01	$(1.39)

Statement of Changes in Condensed Consolidated Statement of Comprehensive Loss Three Months Ended September 30, 2022
Net loss attributable to MAIA Biotechnology, Inc. shareholders	$(5,031,843)	$128,030	$(4,903,813)
Comprehensive loss to MAIA Biotechnology, Inc. shareholder	$(5,079,344)	$128,030	$(4,951,314)

Statement of Changes in Condensed Consolidated Statement of Comprehensive Loss Nine Months Ended September 30, 2022
Net loss attributable to MAIA Biotechnology, Inc. shareholders	$(12,202,149)	$128,030	$(12,074,119)
Comprehensive loss to MAIA Biotechnology, Inc. shareholder	$(12,253,795)	$128,030	$(12,125,765)

Statement of Changes in Stockholders’ Equity (Deficit), Three Months Ended September 30, 2022

Deemed dividend on ratchet shares	$(1,099,360)	$1,099,360	$—
Net loss	$(3,932,483)	$(971,330)	$(4,903,813)
Additional paid-in capital at September 30, 2022	$51,467,127	$755,625	$52,222,752
Accumulated deficit at September 30, 2022	$(39,090,204)	$(971,330)	$(40,061,534)
Total equity at September 30, 2022	$12,326,372	$(215,705)	$12,110,667

Statement of Cash Flows, Nine Months Ended September 30, 2022
Net loss, including noncontrolling interests	$(10,652,211)	$(971,330)	$(11,623,541)
Change in fair value of warrant liability	$—	$(128,030)	$(128,030)
Issuance of ratchet shares	$—	$1,099,360	$1,099,360
Net cash used in operating activities	$(9,146,390)	$0	$(9,146,390)

3. ACCRUED EXPENSES

As of September 30, 2022 and December 31, 2021, accrued expenses consisted of the following:

	September 30,	December 31,
	2022	2021
Bonus	$781,647	$384,750
Professional fees	70,922	380,277
Research and development costs	514,676	268,140
Deferred compensation to former officers	32,594	111,271
Other	37,361	41,157
Total accrued expenses	$1,437,200	$1,185,595

4.
STOCKHOLDERS’ EQUITY

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

Sales of MAIA Common Stock

During January and February 2022, the Company sold 263,729 shares of common stock at $9.00 per share for gross proceeds of $2,373,561 with no transaction costs. During May 2022, the Company sold 11,111 shares of common stock at $9 per share for gross proceeds of $99,999 with no transaction costs. The Company issued these shareholders additional shares upon the closing of the Company's initial public offering such that the $9.00 price per share they paid was equal to the price per share in the Company's initial public offering of $5.00.The number of Ratchet Shares were calculated using the $5.00 per share price in the Company's initial public offering and 219,872 shares of common stock were issued on August 1, 2022 to the investors in the Recent Private Rounds. The Ratchet shares were determined to be a freestanding instrument that was classified as a liability when the right was granted and subsequently reclassified to equity when shares were issued. The Ratchet Shares were valued at $1,099,360, based on the $5 price of the initial public offering and were recorded as expense included in operating expense.

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

MAIA Biotechnology, Inc. Restricted Stock Awards

During the nine months ended September 30, 2021, MAIA recognized $202,500 of stock compensation expense related to 112,500 of MAIA’s restricted shares granted to the founders. On August 13, 2021, upon the dissolution of THIO and merger into MAIA (see Note 1), a founder’s 612,500 fully vested THIO restricted shares were canceled and the founder was issued 612,500 MAIA restricted shares. Additionally, in accordance with the founder's original award, the founder was also issued 87,500 MAIA restricted shares which vested ratably each quarter through April 1, 2022 to replace the equivalent number of unvested THIO restricted shares. There are no unvested shares as of September 30, 2022 related to the founder's restricted shares.

	Shares	Weighted Average Grant Date Fair Value
Unvested balance at January 1, 2022	58,333	$1.80
Vested	(58,333)	1.80
Unvested balance at September 30, 2022	—	$—

MAIA Stock Warrants

In January 2022, the Company and certain warrant holders executed waivers related to the acceptance and approval of an amendment to the holders’ warrant agreements originally issued between May 6, 2020 and February 26, 2021 in connection with the Company’s issuance of convertible notes. The amendment removed the IPO expiration provision from the warrant agreements, and the warrants are now only to be exercisable, in whole or in part, during the exercise period ending on the earliest to occur of: (a) various dates in 2028 as stated within the warrant agreements; or (b) immediately prior to the closing of a change of control. The value of the warrant modification to the 144,497 warrants was calculated using the Black-Scholes-Merton option pricing model. The incremental fair value attributable to the modified awards compared to the original awards immediately prior to the modification was calculated at $450,578 and was treated as a deemed dividend for the three months ended March 31, 2022 and is reflected as “Deemed dividend on warrant modification” in the accompanying statement of operations.

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

Concurrently with the closing of the Company’s initial public offering, the Company issued warrants to purchase an aggregate of up to 100,000 shares of its common stock to the Representative or its designees, at an exercise price of $6.25 per share (the “Representative’s Warrants”). The Representative’s Warrants are exercisable beginning on January 23, 2023, and expire on July 27, 2027, pursuant to the terms and conditions of the Representative’s Warrants. On August 3, concurrently with the full exercise of the Underwriter’s over-allotment option, the Company issued additional warrants to purchase an aggregate of up to 15,000 shares of its common stock to the Representative or its designees on the same terms. The warrants are not indexed to the Company’s own stock and therefore meet the definition of a derivative liability. The warrants are liability classified instruments and were initially recorded as $343,735, which was the value determined using the Black-Scholes method using a term of five years, risk free interest rate of 2.82% and volatility of 77.5%. As of September 30, 2022 the Company remeasured the warrant liability resulting in a value of $215,705. The gain on remeasurement of the warrant liability in the amount of $128,030 was included in other income (expense) net.

	Warrants Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years
Balance at January 1, 2022	1,311,117	$4.03	7.30
Issued	115,000	6.25
Exercised	(608,612)	1.80
Expired	(20,520)	5.00
Balance at September 30, 2022	796,985	$6.03	5.41

MAIA Biotechnology, Inc. Stock Award Plans

In 2018, the Company adopted the MAIA Biotechnology, Inc. 2018 Stock Option Plan (the “MAIA 2018 Plan”). MAIAs board of directors administers the MAIA Plan for the purposes of attracting, retaining, and motivating key employees, directors, and consultants of MAIA. The terms of the MAIA 2018 Plan continue to govern the 1,924,500 options outstanding in the plan of September 30, 2022.

In 2020, the Company adopted the MAIA Biotechnology, Inc. Amended and Restated 2020 Equity Incentive Plan (the “MAIA 2020 Plan’’), also administered by the board of directors. The MAIA 2020 Plan permitted awards to take the form of stock options, restricted stock and restricted stock units. The terms of the MAIA 2020 Plan continue to govern the 3,993,023 options outstanding in the plan as of September 30, 2022. There are no shares reserved for future issuance in the MAIA 2018 Plan or the MAIA 2020 Plan .

On August 1, 2022 the Company approved the MAIA Biotechnology, Inc. 2021 Equity Incentive Plan (the “MAIA 2021 Plan’’) with 1,909,518 shares of common stock reserved for issuance. As of September 30, 2022 there are 1,315,131 available for future issuance under the MAIA 2021 Plan and 594,387 options are outstanding in the MAIA 2021 Plan.

Stock options are to be granted with an exercise price which is at least equal to the stock’s estimated fair value at the date of grant, and with a contractual term of no more than ten years from the date of grant. In the case of an option granted to a 10% stockholder, the exercise price shall be generally no less than 110% of the fair market value per share on the date of grant, and the contractual term shall be seven years. Outstanding options awarded under the MAIA 2021 Plan may, but need not, vest and therefore become exercisable in periodic installments that may, but need not, be equal. The option may be subject to other terms and conditions as to the time or times when it may be exercised (which may be based on performance or other criteria) as the board of directors may deem appropriate. Unexercised options are canceled ninety days after termination of an employee, director, founder, or consultant. Unexercised options are canceled immediately if an employee, director, founder, or consultant is terminated for cause; under certain other circumstances, the period to cancellation may differ as described in the respective plan documents. Certain clauses in the Plans also govern the Company’s exercise repurchase rights and various other features of awards granted under the plans.

As of September 30, 2022, only stock options have been awarded pursuant to the MAIA stock award plans.

The following table summarizes the activity and information regarding MAIA’s outstanding and exercisable options for the nine months ended September 30, 2022:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Balance at January 1, 2022	5,797,185	$2.22	8.59	—
Granted	768,113	4.84
Exercised	(36,500)	1.80
Cancelled/forfeited	(16,888)	1.82
Balance at September 30, 2022	6,511,910	$2.53	7.34	$8,536,318
Options exercisable at September 30, 2022	5,443,036	$2.19	7.82	$7,664,470

During the nine months ended September 30, 2022, the fair value of the Company’s common stock was estimated for financial reporting purposes from January 1 to January 26, 2022 based on valuations of $8.87 per share as of December 31, 2021. For our valuations of common stock performed, we used a hybrid method of the Option Pricing Method (“OPM”) and the Probability-Weighted Expected Return Method (“PWERM”). PWERM considers various potential liquidity outcomes. Our approach included the use of an initial public offering scenario, a scenario assuming continued operation as a private entity, and a dissolution scenario. Under the hybrid OPM and PWERM, the per share values calculated under the OPM and PWERM are weighted based on expected exit outcomes and the quality of the information specific to each allocation methodology to arrive at a final estimated fair value per share of the common stock before a discount for lack of marketability is applied. From January 27 to May 31, 2022 the fair value of the Company’s common stock was estimated for financial reporting purposes at $9 per share based on the sale of common stock from January 27, 2022 to May 19, 2022. From June 1, 2022 to August 1, 2022 the fair value of the Company's common stock was estimated for financial reporting purpose at $5 per share based on the price paid in the initial public offering.

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

The value of option grants is calculated using the Black-Scholes option pricing model with the following assumptions for options granted during the nine months ended September 30, 2022 and 2021:

	2022	2021
Risk-free interest rate	2.14% - 3.74%	0.35% - 1.05%
Expected term (in years)	5 – 6.25	5 – 6.50
Expected volatility	71.9% - 79.5%	73.4% - 81.5%
Expected dividend yield	—	—

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

5.
COMMITMENTS AND CONTINGENCIES

Legal

From time to time, the Company is involved in legal actions and claims arising in the normal course of business. Management believes there are no matters which will have a material adverse effect on the Company's financial position, operations or cash flows.

Patent Licensing, Sponsored Research, and Patent & Technology Agreements

THIO – In November 2018 and as amended in December 2020, the Company entered into a Global Patent Licensing Agreement (“PLA”) titled “Patent and Technology License Agreement AGT. NO. L2264 – MAIA Biotechnology” with the University of Texas Southwestern (“UTSW”) to license patent families for a specific compound (“THIO”) from UTSW to MAIA. The agreement, as amended, has a term of 20 years. The agreement requires MAIA to reimburse UTSW for agreed-upon expenses related to THIO. The agreement requires certain payments upon assignment of the license to a third party as well as upon reaching specific milestones, ranging between $1,000,000 and $50,000,000, not to exceed a combined milestone payment total of $112,000,000. As of September 30, 2022, no assignment has occurred and none of the defined milestones have been completed and therefore no payments are due to UTSW related to the milestones. The agreement requires royalties of 2-4% (depending on THIO reaching specified sales levels in the respective jurisdictions) royalty payments on net sales up to $1,000,000,000, and 2.5-5% on net sales above $1,000,000,000.

Also in December 2020, the Company entered into a second license agreement with UTSW titled “Patent and Technology License Agreement AGT. NO. L3648 — MAIA Biotechnology” pursuant to which UTSW is licensing an additional compound to MAIA. The agreement has a term of 20 years and requires the Company to reimburse UTSW for certain agreed-upon expenses. The agreement requires certain payments upon assignment of the license to a third party as well as upon reaching specific milestones, ranging between $1,000,000 and $50,000,000, not to exceed a combined milestone payment total of $112,000,000. As of September 30, 2022, no assignment has occurred and none of the defined milestones have been completed and therefore no payments are due to UTSW related to the milestones.

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

Regeneron – In February 2021, the Company reached an agreement with Regeneron Pharmaceuticals, Inc. (“Regeneron”) to perform one clinical trial for the treatment of patients with Non-Small Cell Lung Cancer (NSCLC) involving a Regeneron drug candidate that utilizes one of the Company’s compounds/agents. The Company is responsible for all costs of the study with Regeneron supplying their drug cemiplimab representing a cost savings for the Company, the first phase of which is expected to take approximately two years. The overall term of the agreement is for five years unless earlier terminated for certain reasons as defined in the agreement. Either party may terminate a study plan in the event that patient screening for the clinical study does not commence within twelve (12) months after (a) the Effective Date, with respect to the initial study, or (b) the execution of the applicable study plan, with respect to each other study. If either party terminates a study plan, the Company shall reimburse Regeneron for the Regeneron product it received in connection with such study plan based on the actual out-of-pocket cost to Regeneron of such Regeneron product. As of September 30, 2022 neither party has terminated the agreement.

6.
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

7.
SUBSEQUENT EVENTS

Employee Retirement Plan

The Company created MAIA's 401(k) plan (the“Plan”), which became effective on October 1, 2022. All employees who have attained the age of 21 are eligible to participate in the Plan as the first entry date, as defined, following the employment date. Each eligible employee can contribute a percentage of compensation up to a maximum of the statutory limits per year. The Company will make a “safe harbor” matching contribution and deferrals will be determined on an annual basis.

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

Financial Operations Overview and Analysis for the Three Months Ended September 30, 2022 and 2021

Comparison of the three months ended September 30, 2022 and 2021

	Three Months Ended September 30,
			Change
	2022 (As Restated)	2021	Dollars	Percentage
Operating expenses:
Research and development expenses	$2,343,154	$1,081,705	$1,261,449	117%
General and administrative expenses	1,653,072	1,151,542	501,530	44%
Ratchet share expense	1,099,360	—	$1,099,360	100%
Total operating costs and expenses	5,095,586	2,233,247	2,862,339	128%
Loss from operations	(5,095,586)	(2,233,247)	(2,862,339)	128%
Other income (expense):
Interest expense	(1,716)	(451,306)	449,590	(100)%
Interest income	348	708	(360)	(51)%
Australian research and development incentives	65,111	—	65,111	100%
Change in fair value of embedded features	—	(96,000)	96,000	(100)%
Change in fair value of warrant liability	128,030	(100,780)	228,810	(227)%
Loss on extinguishment of convertible notes and convertible notes, related parties	—	(2,322,943)	2,322,943	(100)%
Other income (expense), net	191,773	(2,970,321)	3,162,094	(106)%
Net loss	(4,903,813)	(5,203,568)	299,755	(6)%
Net loss attributable to noncontrolling interests	—	(7,130)	7,130	(100)%
Net loss attributable to MAIA Biotechnology, Inc. shareholders	$(4,903,813)	$(5,196,438)	$292,625	(6)%

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

General and administrative expenses

General and administrative expenses increased by approximately $502,000, or 44% from approximately $1,152,000 for the three months ended September 30, 2021 to approximately $1,653,000 for the three months ended September 30, 2022. The increase was primarily related to an increase in payroll expense of approximately $228,000, an increase in other expenses of approximately $472,000 related to the costs of operating as a public company, offset by a decrease in stock-based compensation of approximately $119,000 and professional fees of approximately $79,000.

Ratchet Expense

Ratchet expense increased by approximately $1,099,000 or 100% for the three months ended September 30, 2022 due to the issuance of ratchet shares to certain investors.

Other expense, net

Other expense, net decreased by approximately $3,162,000 or 106% from other expense of approximately $2,970,000 for the three months ended September 30, 2021 to other expense of approximately $192,000 for the three months ended September 30, 2022. The change in other income (expense), net was primarily the result of the following expenses in the three months ended September 30, 2021: approximately $2,323,000 expense related to the loss on extinguishment of convertible notes, approximately $451,000 expense related to the interest for convertible notes, the change in the fair value of warrant liability expense of approximately $101,000 related to interest for convertible notes, approximately $96,000 of expense for the change in fair value of the bifurcated embedded feature, and by the increase of approximately $65,000 of income related to the Australian research and development incentives, and remeasurement of the warrant liability of $128,000, for the three months ended September 30, 2022. This was offset by approximately net $1,000 of interest for the three months ended September 30, 2022.

Comparison of nine months ended September 30, 2022 and 2021

	Nine Months Ended September 30,
			Change
	2022 (As Restated)	2021	Dollars	Percentage
Operating expenses:
Research and development expenses	$6,539,948	$1,988,450	$4,551,498	229%
General and administrative expenses	4,341,880	2,798,766	1,543,114	55%
Ratchet share expense	1,099,360	—	$1,099,360	100%
Total operating costs and expenses	11,981,188	4,787,216	7,193,972	150%
Loss from operations	(11,981,188)	(4,787,216)	(7,193,972)	150%
Other income (expense):
Interest expense	(1,820)	(827,539)	825,719	(100)%
Interest income	1,249	1,501	(252)	(17)%
Australian research and development incentives	230,188	—	230,188	100%
Change in fair value of embedded features	—	(203,000)	203,000	(100)%
Change in fair value of warrant liability	128,030	(1,546,280)	1,674,310	(108)%
Loss on extinguishment of convertible notes and convertible notes, related parties	—	(2,322,943)	2,322,943	(100)%
Other income (expense), net	357,647	(4,898,261)	5,255,908	(107)%
Net loss	(11,623,541)	(9,685,477)	(1,938,064)	20%
Net loss attributable to noncontrolling interests	—	(74,331)	74,331	(100)%
Deemed dividend on warrant modifications	(450,578)	—	(450,578)	100%
Net loss attributable to MAIA Biotechnology, Inc. shareholders	$(12,074,119)	$(9,611,146)	$(2,462,973)	26%
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

Ratchet Expense

Ratchet expense increased by approximately $1,099,000 or 100% for the nine months ended September 30, 2022 due to the issuance of ratchet shares to certain investors.

Other expense, net

Other income expense, decreased by approximately $5,255,000 or 107% from approximately $4,898,000 of other expenses for the nine months ended September 30, 2021 to approximately $358,000 of other expense for the nine months ended September 30, 2022. The change in other expense, net was primarily the result of approximately $2,323,000 expense related to loss of extinguishment of convertible notes, the approximately $1,546,000 of expense for the change in fair value of the warrant liability, the change in the fair value of bifurcated embedded feature of $203,000, and expense related to approximately $828,000 related to interest for convertible notes for the nine months ended September 30, 2021 . Other income increased by approximately $230,000 of income related to the Australian research and development incentives, increased by $128,000 for the remeasurement of the warrant liability and offset by approximately $1,000 of interest expense for nine months ended September 30, 2022 .

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

Operating Activities

For the nine months ended September 30, 2022, net cash used in operating activities was approximately $9,146,000, which consisted of a consolidated net loss of approximately $11,624,000 offset by non-cash charges of approximately $1, 831,000 in stock-based compensation., remeasurement of the warrant liability of approximately $128,000 and expense related to the issuance of ratchet shares of approximately $1,099,000. Total changes in operating assets and liabilities of approximately $325,000 were driven by an approximate $412,000 increase in prepaid expense and other assets, and an approximate $230,000 increase in the Australia research and development incentives receivable offset by an increase of approximately $317,000 in other accounts payable and accrued expenses.

For the nine months ended September 30, 2021, net cash used in operating activities was approximately $2,516,000, which consisted of a net loss of approximately $9,685,000 offset by non-cash charges of approximately $6,785,000 which primarily includes approximately $2,109,000 in stock-based compensation, $2,323,000 loss on extinguishment of convertible notes, $203,000 related to the change in fair value of embedded features, $597,000 amortization of debt discount on convertible notes, a changes in the fair value of the warrant liability of approximately $1,546,000, and approximately $7,000 loss on settlement of bonus. Total changes in operating assets and liabilities of approximately $385,000 were primarily driven by an approximate $345,000 increase in accrued expenses, an approximate increase of $342,000 in accounts payable and an approximate increase in accrued interest of $227,000 offset by and an approximate increase in prepaid expenses and other assets of $522,000 and an approximate decrease in amounts due to related parties of $7,000.

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

We base our expenses related to clinical studies on our estimates of the services received and efforts expended pursuant to contracts with multiple CROs that conduct and manage clinical studies on our behalf. The financial terms of these agreements are subject to negotiation, vary from contract to contract and may result in uneven payment flows. The scope of services under these contracts can be modified and some of the agreements may be canceled by either party upon written notice. There may be instances in which payments made to our vendors will exceed the level of services provided and result in a prepayment of the clinical expense. Payments under some of these contracts depend on factors such as the successful enrollment of subjects and the completion of clinical study milestones. In accruing service fees, we estimate the time period over which services will be performed and the level of effort to be expended in each period. If the actual timing of the performance of services or the level of effort varies from our estimate, we adjust the accrual or prepaid accordingly. Although we do not expect our estimates to be materially different from amounts actually incurred, if our estimates of the status and timing of services performed differ from the actual status and timing of services performed we may report amounts that are too high or too low in any particular period. To date, there have been no material differences between our estimates and the amount actually incurred.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company and are not required to provide the information otherwise required under this item.

Item 4. Controls and Procedures.

Management’s Evaluation of our Disclosure Controls and Procedures

Under the supervision of and with the participation of our management, including our Chief Executive Officer, who is our principal executive officer, and our Chief Financial Officer, who is our principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2022, the end of the period covered by this Quarterly Report. The term “disclosure controls and procedures,” as set forth in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms promulgated by the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a control system, misstatements due to error or fraud may occur and not be detected. Based on the evaluation of our disclosure controls and procedures as of September 30, 2022, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were not effective at the reasonable assurance level due to material weaknesses in internal control over financial reporting.

Material weaknesses were initially identified at December 31, 2021 as previously disclosed in our Form S-1, as amended, filed on July 21, 2022 and related to the effectiveness of controls over our review and approval procedures with respect to financial information generated to prepare our consolidated financial statements, coupled with a lack of segregation of duties. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be presented or detected on a timely basis.

Specifically, the Company did not maintain an effective control environment as there was an insufficient complement of personnel within the finance and accounting function with appropriate degree of knowledge, experience and training in the application of U.S. generally accepted accounting principles (“U.S. GAAP). In addition, the Company did not have an effective risk assessment process that defined clear financial reporting objectives and elevated risks, including fraud risks, at a sufficient level of detail to identify all relevant risks of material misstatement including the risks associated with the use of outsourced consultants in the preparation of schedules supporting balances within the consolidated financial statements. These factors contributed to the following additional material weaknesses.

We failed to design, implement and maintain effective controls regarding:

•
the accounting for stock-based compensation and other stock-based financial instruments in accordance with U.S. GAAP. Specifically, we did not design and maintain controls to timely identify transactions requiring a valuation of our common stock and to review in sufficient detail, the valuation model assumptions used in determining the fair value of our common stock which is used as an input in accounting for stock-based compensation provided to employees and other stock-based financial instruments;
•
the calculation of earnings per share in accordance with U.S. GAAP; and
•
the reconciliation and review of significant account balances, authorization over cash disbursements, stock-based compensation calculations and related valuation models including inputs, period end financial reporting, risks associated with segregation of duties, and certain other entity level controls.

In addition, as of September 30, 2022, we failed to design implement and maintain effective controls regarding:

•
the application of U.S. generally accepted accounting principles (“U.S. GAAP”) to effectively evaluate the accounting treatment for complex financial instruments.

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2022, there were no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Securities Exchange Act of 1934, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, other than material weakness identified relating to the application of U.S. generally accepted accounting principles (“U.S. GAAP”) to effectively evaluate the accounting treatment for complex financial instruments. In light of the material weakness discussed above, we are taking steps to remediate the material weakness including the hiring of additional accounting staff. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

Plan of Remediation

As we work towards remediating these material weaknesses, we will design and implement controls to properly identify transactions for which a valuation of our common stock is required and to review assumptions used in the valuation models to ensure our equity-based transactions are accounted for in accordance with U.S. generally accepted accounting principles. Additionally, we will design and implement controls to properly calculate basic and diluted weighted-average shares outstanding. Lastly, we will design, document, and consistently perform control activities in the identified areas which are currently lacking. To assist us in the remediation and performance of remediated controls we recently hired a Corporate Controller, and we will continue to utilize an accounting and financial reporting advisory firm with significant experience with publicly held companies to assist our management in evaluating transactions requiring the valuation of our common stock, in retaining and reviewing the work of valuation experts necessary to complete those valuations, and performing the calculation of basic and diluted weighted-average shares outstanding.

We may identify future material weaknesses in our internal controls over financial reporting or fail to meet the demands that will be placed upon us as a public company, including the requirements of the Sarbanes-Oxley, and we may be unable to accurately report our financial results, or report them within the timeframes required by law or stock exchange regulations. We cannot assure that our existing material weakness will be remediated or that additional material weaknesses will not exist or otherwise be discovered, any of which could adversely affect our reputation, financial condition and results of operations.

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

Item 1A. Risk Factors.

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in the final prospectus for our initial public offering dated July 27, 2022 under the heading “Risk Factors” and filed with the SEC on July 29, 2022. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our final prospectus, other than as set forth below.

We identified material weaknesses in our internal control over financial reporting, and we may identify additional material weaknesses in the future that may cause us to fail to meet our reporting obligations or result in material misstatements of our financial statements. If we fail to remediate any material weaknesses or if we otherwise fail to establish and maintain effective control over financial reporting, our ability to accurately and timely report our financial results could be adversely affected.

Upon becoming a public company, we are required to comply with the SEC’s rules implementing Sections 302 and 404 of the Sarbanes-Oxley Act, which will require management to certify financial and other information in our quarterly and annual reports and provide an annual management report on the effectiveness of our controls over financial reporting. Although are required to disclose changes made in our internal controls and procedures on a quarterly basis, we will not be required to make our first annual assessment of our internal controls over financial reporting pursuant to Section 404 until the later of (i) the year following our first annual report required to be filed with the SEC or (ii) the date we are no longer an emerging growth company. This assessment will need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting, as well as a statement that our independent registered public accounting firm has issued an opinion on the effectiveness of our internal control over financial reporting, provided that our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting until our first annual report required to be filed with the Securities and Exchange Commission, or SEC, following the later of the date we are deemed to be an “accelerated filer” or a “large accelerated filer,” each as defined in the Exchange Act, or the date we are no longer an emerging growth company, as defined in the JOBS Act. We could be an emerging growth company for up to five years.

We identified deficiencies in our internal control that we consider to be material weaknesses in our internal control over financial reporting which existed as of December 31, 2021. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our consolidated financial statements will not be prevented or detected on a timely basis.

The Company did not maintain an effective control environment as there was an insufficient complement of personnel within the finance and accounting function with appropriate degree of knowledge, experience and training in the application of U.S. generally accepted accounting principles (“U.S. GAAP). In addition, the Company did not have an effective risk assessment process that defined clear financial reporting objectives and elevated risks, including fraud risks, at a sufficient level of detail to identify all relevant risks of material misstatement including the risks associated with the use of outsourced consultants in the preparation of schedules supporting balances within the consolidated financial statements. These factors contributed to the following additional material weaknesses.

We failed to design, implement and maintain effective controls regarding:

1.
the accounting for stock-based compensation and other stock-based financial instruments in accordance with U.S. GAAP. Specifically, we did not design and maintain controls to timely identify transactions requiring a valuation of our common stock and to review in sufficient detail, the valuation model assumptions used in determining the fair value of our common stock which is used as an input in accounting for stock-based compensation provided to employees and other stock-based financial instruments;
2.
the calculation of earnings per share in accordance with U.S. GAAP; and
3.
the reconciliation and review of significant account balances, authorization over cash disbursements, stock-based compensation calculations and related valuation models including inputs, period end financial reporting, risks associated with segregation of duties, and certain other entity level controls.

In addition, in connection with SEC pronouncements related to Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”), we re-evaluated our accounting for the issuance of ratchet shares to certain private investors that purchased shares of our common stock prior to our initial public offering (the “IPO”) and warrants issued to the underwriters in connection with its initial public offering (the “Underwriter Warrants”). As a result, we determined that the ratchet shares that were issued had improperly been treated as a deemed dividend instead of operating expense and the Underwriter Warrants were improperly classified as equity instead of a liability.

On February 3, 2023, the audit committee (“Audit Committee”) of our board of directors concluded, after discussion with our management, that it was appropriate to restate our previously issued unaudited condensed consolidated balance sheet as of September 30, 2022, the unaudited condensed consolidated statements of operations, unaudited condensed consolidated statements of comprehensive loss and unaudited condensed consolidated statements of stockholders’ equity for the three and nine months ended September 30, 2022, and the unaudited condensed consolidated statement of cash flows for the nine months ended September 30, 2022 included in our previously filed Quarterly Report on Form 10-Q with the Securities and Exchange Commission (the “Form 10-Q” and, the financial statements included in the Form 10-Q, the “Non-Reliance Financial Statements”). The Audit Committee concluded that the Non-Reliance Financial Statements should no longer be relied upon, and that we would amend the Form 10-Q to include restatements of the Non-Reliance Financial Statements. The changes do not impact our cash position.

Our management also concluded that in light of the errors described above, a material weakness exists in our internal control over financial reporting and that our disclosure controls and procedures were not effective.

As we work towards remediating these material weaknesses, we will design and implement controls to properly identify transactions for which a valuation of our common stock is required and to review assumptions used in the valuation models to ensure our equity-based transactions are accounted for in accordance with U.S. generally accepted accounting principles. Additionally, we will design and implement controls to properly calculate basic and diluted weighted-average shares outstanding. Lastly, we will design, document, and consistently perform control activities in the identified areas which are currently lacking. To assist us in the remediation and performance of remediated controls we recently hired a Corporate Controller, and we will continue to utilize an accounting and financial reporting advisory firm with significant experience with publicly held companies to assist our management in evaluating transactions requiring the valuation of our common stock, in retaining and reviewing the work of valuation experts necessary to complete those valuations, and performing the calculation of basic and diluted weighted-average shares outstanding.

We may identify future material weaknesses in our internal controls over financial reporting or fail to meet the demands that will be placed upon us as a public company, including the requirements of the Sarbanes-Oxley, and we may be unable to accurately report our financial results, or report them within the timeframes required by law or stock exchange regulations. We cannot assure that our existing material weakness will be remediated or that additional material weaknesses will not exist or otherwise be discovered, any of which could adversely affect our reputation, financial condition and results of operations.

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

None.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None

Item 6. Exhibits.

The following exhibits are included, or incorporated by reference, in this
Quarterly Report on Form 10-Q/A for the quarter ended September 30, 2022 (and are numbered in accordance with
Item 601 of Regulation S-K).

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

Company Name

Date: February 6, 2023	By:	/s/ Vlad Vitoc
Vlad Vitoc
Chief Executive Officer

Date: February 6, 2023	By:	/s/ Joseph McGuire
Joseph McGuire
Chief Financial Officer