Form 10-Q
period 2023-03-31
MAIA Biotechnology, Inc.
filed 2023-05-08
CIK 1878313

b

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to _______________

Commission File Number: 001-41455

MAIA BIOTECHNOLOGY, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	83-1495913
( State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
444 West Lake Street, Suite 1700 Chicago, IL	60606
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (312) 416-8592

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value per share	MAIA	NYSE American

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

As of May 5, 2023 the registrant had 13,625,925 shares of common stock, $0.0001 par value per share, outstanding.

2. Table of Contents

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

MAIA Biotechnology, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	March 31, 2023	December 31, 2022
	(unaudited)
ASSETS
Current assets:
Cash	$7,586,312	$10,950,927
Prepaid expenses and other current assets	398,874	554,321
Australia research and development incentives receivable	348,379	302,789
Total current assets	8,333,565	11,808,037
Deferred offering costs	737,688	211,203
Other assets	2,800	2,800
Total assets	$9,074,053	$12,022,040
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,127,412	$1,165,505
Accrued expenses	2,639,034	2,103,401
Total current liabilities	3,766,446	3,268,906
Long term liabilities:
Warrant liability	224,399	245,341
Total liabilities	3,990,845	3,514,247
Commitments and contingencies (Note 5)
Stockholders' equity (deficit)
Preferred stock, $0.0001 par value, 30,000,000 shares authorized at March 31, 2023 and December 31, 2022, 0 shares issued and outstanding	—	—
Common stock, $0.0001 par value, 70,000,000 shares authorized at March 31, 2023 and December 31, 2022, 10,996,404 and 10,955,904 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	1,100	1,096
Additional paid-in capital	53,431,530	52,729,942
Accumulated deficit	(48,324,148)	(44,207,272)
Accumulated other comprehensive loss	(25,274)	(15,973)
Total stockholders' equity	5,083,208	8,507,793
Total liabilities and stockholders' equity	$9,074,053	$12,022,040

See the accompanying notes to the unaudited condensed consolidated financial statements.

MAIA Biotechnology, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended March 31,

	2023	2022

Operating expenses:
Research and development expenses	$2,195,991	$2,077,329
General and administrative expenses	1,988,259	1,366,229
Total operating expenses	4,184,250	3,443,558
Loss from operations	(4,184,250)	(3,443,558)

Other (expense) income:
Interest expense	(5,147)	—
Interest income	336	472
Australian research and development incentives	51,243	29,241
Change in fair value of warrant liability	20,942	—
Other income, net	67,374	29,713

Net loss	(4,116,876)	(3,413,845)
Deemed dividend on warrant modification	—	(450,578)
Net loss attributable to MAIA Biotechnology, Inc. shareholders	$(4,116,876)	$(3,864,423)

Net loss per share
Basic and diluted	$(0.38)	$(0.50)

Weighted average common shares outstanding Basic and diluted	10,977,054	7,752,042

See the accompanying notes to the unaudited condensed consolidated financial statements.

MAIA Biotechnology, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

	Three Months Ended March 31,

	2023	2022
Net loss	$(4,116,876)	$(3,864,423)
Foreign currency translation adjustment	(9,301)	1,721
Comprehensive loss	$(4,126,177)	$(3,862,702)

See the accompanying notes to the unaudited condensed consolidated financial statements.

MAIA Biotechnology, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Stockholders' Equity (Unaudited)

For the Three Months Ended
March 31, 2023
	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated other comprehensive loss	Total Stockholders' Equity
Balance at December 31, 2022	—	$—	10,955,904	$1,096	$52,729,942	$(44,207,272)	$(15,973)	$8,507,793
Issuance of restricted stock	—	—	40,500	4	164,066	—	—	164,070
Stock-based compensation expense	—	—	—	—	537,522	—	—	537,522
Foreign currency translation adjustment	—	—	—	—	—	—	(9,301)	(9,301)
Net loss	—	—	—	—	—	(4,116,876)	—	(4,116,876)
Balance at March 31, 2023	—	$—	10,996,404	$1,100	$53,431,530	$(48,324,148)	$(25,274)	$5,083,208

See the accompanying notes to the unaudited condensed consolidated financial statements.

MAIA Biotechnology, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Stockholders' Equity (Unaudited)

For the Three Months Ended
March 31, 2022
	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders' Equity
Balance at December 31, 2021	—	$—	7,584,980	$758	$37,618,438	$(28,437,993)	$—	$9,181,203
Issuance of common shares upon exercise of stock options	—	—	26,500	3	47,697	—	—	47,700
Issuance of common shares upon exercise of warrants	—	—	61,111	6	109,994	—	—	110,000
Issuance of common shares in connection with Equity Financing	—	—	263,729	27	2,373,534	—	—	2,373,561
Stock-based compensation expense	—	—	—	—	713,330	—	—	713,330
Modification of warrant in equity	—	—	—	—	450,478	—	—	—
Deemed dividend on modification of warrant	—	—	—	—	(450,478)	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	1,721	1,721
Net loss	—	—	—	—	—	(3,413,845)	—	(3,413,845)
Balance at March 31, 2022	—	$—	7,936,320	$794	$40,862,993	$(31,851,838)	$1,721	$9,013,670

See the accompanying notes to the unaudited condensed consolidated financial statements.

MAIA Biotechnology, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,

	2023	2022
Cash flows from operating activities:
Net loss, including noncontrolling interests	$(4,116,876)	$(3,413,845)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	537,522	713,330
Consulting expense for restricted shares issued	164,070	—
Change in fair value of warrant liability	(20,942)	—
Change in operating assets and liabilities:
Prepaid expenses and other current assets	153,775	(134,341)
Australia research and development incentives receivable	(51,243)	—
Other assets	—	322
Accounts payable	(35,163)	(67,120)
Accrued expenses	534,693	352,874
Deferred offering costs	(526,485)	(262,093)
Deferred compensation	—	3,062
Net cash used in operating activities	(3,360,649)	(2,807,811)
Cash flows from financing activities:
Proceeds from issuance of common stock, net of transaction costs	—	2,373,561
Proceeds from exercise of stock options	—	47,700
Proceeds from exercise of warrants	—	110,000
Proceeds from sale of common stock in initial public offering	—	—
Payment of initial public offering transaction costs	—	—
Payment on loan payable to officer	—	—
Net cash provided by financing activities	—	2,531,261
Net effect of foreign currency exchange on cash	(3,966)	(4,282)
Net decrease in cash	(3,364,615)	(280,832)
Cash at beginning of period	10,950,927	10,574,292
Cash at end of period	$7,586,312	$10,293,460

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

To date the Company has incurred recurring losses, negative cash flow from operations and has accumulated a deficit of $48,324,148 from the Company’s inception through March 31, 2023. As of March 31, 2023, the Company had $7,586,312 in cash and cash equivalents.

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

Basis of Presentation

Basis of presentation and consolidation principles

The accompanying condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. The condensed consolidated financial statements may not include all disclosures required by GAAP; however, the Company believes that the disclosures are adequate to make the information presented not misleading. These unaudited condensed financial statements should be read in conjunction with the audited financial statements and the notes thereto for the fiscal year ended December 31, 2022 included in the Company’s Annual Report on Form 10-K filed on March 24, 2023. The condensed consolidated balance sheet as of December 31, 2022 was derived from the audited financial statements.

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

Use of Estimates

The preparation of the Company’s unaudited interim condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The most significant estimates in the Company’s financial statements relate to the valuation of common stock, stock options and warrants, the embedded features in convertible notes, and accruals for outsourced research and development activities. These estimates and assumptions are based on current facts, historical experience and various other factors believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recording of expenses that are not readily apparent from other sources. Actual results may differ materially and adversely from these estimates. To the extent there are material differences between the estimates and actual results, the Company’s future results of operations will be affected.

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

Foreign Currency Translation

The financial statements of the Company’s foreign subsidiaries, where the local currency is the functional currency, are translated using exchange rates in effect as of the applicable balance sheet dates for assets and liabilities and average exchange rates during the period for results of operations. The resulting foreign currency translation adjustment is included in shareholders’ equity as accumulated other comprehensive loss.

Off-Balance Sheet Risk and Concentrations of Credit Risk

The Company has no significant off-balance sheet risks, such as foreign exchange contracts, option contracts, or other foreign hedging arrangements. Cash accounts are maintained at financial institutions that potentially subject the Company to concentrations of credit risk. At March 31, 2023 and December 31, 2022, substantially all of the Company’s cash was deposited in accounts at one financial institution. The Company maintains its cash deposits, which at times may exceed the federally insured limits, with a reputable financial institution and, accordingly, the Company believes such funds are subject to minimal credit risk.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with maturities of three months or less to be cash equivalents. As of March 31, 2023 and December 31, 2022, cash includes cash in a depository bank account; the Company has no cash equivalents as of March 31, 2023 or December 31, 2022.

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

Fair value measurements discussed herein are based upon certain market assumptions and pertinent information available to management as of and during the three months ended March 31, 2023, and as of and during the twelve months ended December 31, 2022. The carrying amount of accounts payable approximated fair value as they are short term in nature. The fair value of warrants issued for services is estimated based on the Black-Scholes model during the three months ended March 31, 2022 and the three months ended March 31, 2023 . The estimated fair value of warrants issued to underwriters and embedded features, represented Level 3 measurements.

General and Administrative

General and administrative expenses primarily consist of costs for corporate functions, including payroll and related expenses, rent, outside legal expenses, insurance costs, and other general and administrative costs.

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

As part of the process of preparing the condensed consolidated financial statements, the Company is required to estimate its accrued expenses. This process involves reviewing quotations and contracts, identifying services that have been performed on the Company’s behalf and estimating the level of service performed and the associated cost incurred for the service when the Company has not yet been invoiced or otherwise notified of the actual cost. The majority of the Company’s service providers invoice the Company monthly in arrears for services performed or when contractual milestones are met. The Company makes estimates of its accrued expenses as of each balance sheet date in our consolidated financial statements based on facts and circumstances known to the Company at that time. The Company periodically confirms the accuracy of its estimates with the service providers and makes adjustments if necessary. The significant estimates in the Company’s accrued research and development expenses are related to expenses incurred with respect to CROs, CMOs and other vendors in connection with research and development and manufacturing activities.

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

During the three months ended March 31, 2023, 40,500 restricted shares of common stock were issued. There were no issuances of restricted stock awards during three months ended March 31, 2022. The fair value of restricted stock awards is based on the common stock price.

All stock-based compensation costs are recorded in general and administrative or research and development costs in the condensed consolidated statements of operations based upon the underlying individual’s role at the Company.

Common Stock Warrants

The Company accounts for common stock warrants as either equity instruments or as liabilities in accordance with ASC 480, Distinguishing Liabilities from Equity (“ASC 480”), depending on the specific terms of the warrant agreement.

When warrants are issued for services provided by non-employees, under ASC 718, Compensation – Stock Compensation (“ASC 718”), the warrants shall be classified as a liability if 1) the underlying shares are classified as liabilities or 2) the entity can be required under any circumstances to settle the warrant by transferring cash or other assets. The measurement of equity-classified non-employee share-based payments is generally fixed on the grant date and are considered compensatory, as defined by ASC 718.

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

Deferred Offering Costs

Deferred offering costs are included in other assets and consist of legal, accounting, underwriting fees and other costs incurred through the December 31, 2022 and the March 31, 2023 balance sheet date that are directly related to a planned follow-on offering and will be charged to additional paid-in capital upon the completion of the follow-on offering.

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

The following table summarizes the Company’s potentially dilutive securities, in common share equivalents, which have been excluded from the calculation of dilutive loss per share as their effect would be anti-dilutive:

	Three Months Ended March 31,
	2023	2022
Shares issuable upon exercise of stock options	7,217,915	5,859,589
Shares issuable upon exercise of warrants	796,985	1,250,006
Unvested restricted stock awards	—	29,168

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

2. RELATED PARTY TRANSACTIONS

10b5-1 Plan

Certain of our directors and executive officers have adopted written plans, known as Rule 10b5-1 plans, in which they have contracted with a broker to buy shares of our common stock on a periodic basis. Our other directors and executive officers may also adopt Rule 10b5-1 plans in which they contract with a broker to buy or sell shares of our common stock on a periodic basis. Under a Rule 10b5-1 plan, a broker executes trades pursuant to parameters established by the director or officer when entering into the plan, without further direction from the director or officer. The director or officer may amend or terminate the plan in limited circumstances. Our directors and executive officers may also buy or sell additional shares of our common stock outside of a Rule 10b5-1 plan when they are not in possession of material, nonpublic information.

3. ACCRUED EXPENSES

As of March 31, 2023 and December 31, 2022, accrued expenses consisted of the following:

	March 31,	December 31,
	2023	2022
Bonus	$1,409,860	$1,094,582
Professional fees	709,454	332,589
Research and development costs	357,469	516,961
Other	162,251	159,269
Total accrued expenses	$2,639,034	$2,103,401

4.
FAIR VALUE OF FINANCIAL LIABILITIES

Derivative Liability

Financial liabilities consisting of warrant liabilities measured at fair value on a recurring basis are summarized below. The fair value of the warrant liabilities recorded are as follows:

	Fair value at March 31, 2023
	Total	Level 1	Level 2	Level 3
Liabilities:
Warrant liability	224,399	—	—	224,399
Total liabilities	$224,399	$—	$—	$224,399

The table below provides a summary of the changes in fair value of the warrant liabilities measured on a recurring basis using significant unobservable inputs (Level 3):

	Years Ended March 31,
Warrant liabilities:	2023	2022
Balance, beginning of period	$245,341	$—
Warrant liability		—
Gain on fair value of warrant liability	(20,942)	—
Reclassification of warrant liability to equity	—	—
Balance, end of period	$224,399	$—

5.
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

Sales of MAIA Common Stock

During January and February 2022, the Company sold 263,729 shares of common stock at $9.00 per share for gross proceeds of $2,373,561 with no transaction costs. During May 2022, the Company sold 11,111 shares of common stock at $9 per share for gross proceeds of $99,999 with no transaction costs. The Company issued these shareholders additional shares (“Ratchet Shares”) upon the closing of the Company's initial public offering such that the $9.00 price per share they paid was equal to the price per share in the Company's initial public offering of $5.00. The number of Ratchet Shares were calculated using the $5.00 per share price in the Company's initial public offering and 219,872 shares of common stock were issued on August 1, 2022 to the investors in the Recent Private Rounds. The Ratchet shares were determined to be a freestanding instrument that was classified as a liability when the right was granted and subsequently reclassified to equity when shares were issued. The Ratchet Shares were valued at $1,099,360, based on the $5 price of the initial public offering and were recorded as expense included in operating expense in the 2022 Consolidated Statement of Operations.

Initial Public Offering

On July 28, 2022 the Company’s shares of common stock began trading on the NYSE American under the symbol MAIA. On August 1, 2022, the Company sold 2,000,000 shares of common stock at $5.00 per share for gross proceeds of $10,000,000 in an initial public offering prior to deducting underwriting discounts, commissions, and other offering expenses. On August 3, 2022, the Company sold an additional 300,000 shares of common stock at $5.00 per share when the underwriter exercised the overallotment for gross proceeds of $1,500,000 prior to deducting underwriting discounts, commissions, and other offering expenses. After deducting the underwriting discount and other offering expenses payable by the Company, the total net proceeds for the initial public offering and the overallotment were $9,093,830.

MAIA Biotechnology, Inc. Restricted Stock Awards

During the three months ended March 31, 2022, MAIA recognized $52,500 of stock compensation expense related to 29,168 of MAIA’s restricted shares granted to the founders.

During the three months ended March 31, 2023, the company expensed $164,070 to consulting for investor relations related to the grant of 40,500 restricted shares of common stock. There are no unvested restricted shares as of March 31, 2023.

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

Concurrently with the closing of the Company’s initial public offering, the Company issued warrants to purchase an aggregate of up to 100,000 shares of its common stock to the Representative or its designees, at an exercise price of $6.25 per share (the “Representative’s Warrants”). The Representative’s Warrants are exercisable beginning on January 23, 2023, and expire on July 27, 2027, pursuant to the terms and conditions of the Representative’s Warrants. On August 3, concurrently with the full exercise of the Underwriter’s over-allotment option, the Company issued additional warrants to purchase an aggregate of up to 15,000 shares of its common stock to the Representative or its designees on the same terms. The warrants are not indexed to the Company’s own stock and therefore meet the definition of a derivative liability. The warrants are liability classified instruments and were initially recorded as $343,735, which was the value determined using the Black-Scholes method using a term of five years, risk free interest rate of 2.82% and volatility of 77.5%. As of March 31, 2023 and December 31, 2022 the Company remeasured the warrant liability resulting in a value of $224,399 and $245,341 respectively. The gain on remeasurement of the warrant liability in the amount of $20,942 was included in other income.

	Warrants Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years
Balance at January 1, 2023	796,985	$6.04	5.16
Issued	—	—
Exercised	—	—
Expired	—	—
Balance at March 31, 2023	796,985	$6.04	4.91

MAIA Biotechnology, Inc. Stock Award Plans

In 2018, the Company adopted the MAIA Biotechnology, Inc. 2018 Stock Option Plan (the “MAIA 2018 Plan”). MAIAs board of directors administers the MAIA Plan for the purposes of attracting, retaining, and motivating key employees, directors, and consultants of MAIA. The terms of the MAIA 2018 Plan continue to govern the 1,924,500 options outstanding in the plan of March 31, 2023.

In 2020, the Company adopted the MAIA Biotechnology, Inc. Amended and Restated 2020 Equity Incentive Plan (the “MAIA 2020 Plan’’), also administered by the board of directors. The MAIA 2020 Plan permitted awards to take the form of stock options, restricted stock and restricted stock units. The terms of the MAIA 2020 Plan continue to govern the 3,983,023 options outstanding in the plan as of March 31, 2023. There are no shares reserved for future issuance in the MAIA 2018 Plan or the MAIA 2020 Plan.

On August 1, 2022 the Company approved the MAIA Biotechnology, Inc. 2021 Equity Incentive Plan (the “MAIA 2021 Plan’’) with 1,909,518 shares of common stock reserved for issuance. As of March 31, 2023 there are 599,126 shares of common stock available for future issuance under the MAIA 2021 Plan and 1,310,392 options are outstanding in the MAIA 2021 Plan.

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

As of March 31, 2023, only stock options have been awarded pursuant to the MAIA stock award plans.

The following table summarizes the activity and information regarding MAIA’s outstanding and exercisable options for the three months ended March 31, 2023:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Balance at January 1, 2023	6,545,628	$2.55	7.59	—
Granted	672,287	4.08
Exercised	—	—
Cancelled/forfeited	—	—
Balance at March 31, 2023	7,217,915	$2.69	7.82	$8,907,071
Options exercisable at March 31, 2023	5,676,837	$2.29	7.39	$8,591,943

During the three months ended March 31, 2023, the fair value of our common stock is based on the closing price of the common stock in the public market.

During the three months ended March 31, 2022, the fair value of the Company’s common stock was estimated for financial reporting purposes from January 1 to January 26, 2022 based on valuations of $8.87 per share as of December 31, 2021. For our valuations of common stock performed, we used a hybrid method of the Option Pricing Method (“OPM”) and the Probability-Weighted Expected Return Method (“PWERM”). PWERM considers various potential liquidity outcomes. Our approach included the use of an initial public offering scenario, a scenario assuming continued operation as a private entity, and a dissolution scenario. Under the hybrid OPM and PWERM, the per share values calculated under the OPM and PWERM are weighted based on expected exit outcomes and the quality of the information specific to each allocation methodology to arrive at a final estimated fair value per share of the common stock before a discount for lack of marketability is applied. From January 27 to March 31, 2022 the fair value of the Company’s common stock was estimated for financial reporting purposes at $9 per share based on the sale of common stock from January 27, 2022 to March 31, 2022.

The value of option grants is calculated using the Black-Scholes option pricing model with the following assumptions for options granted during the three months ended March 31, 2023 and 2022:

	2023	2022
Risk-free interest rate	3.64% -4.23%	2.14%
Expected term (in years)	5 - 6.08	5 - 6.25
Expected volatility	99.6% - 101.1%	72.0% - 74.2%
Expected dividend yield	—%	—%

The weighted-average grant date fair value of stock options issued during the three months ended March 31, 2023 and 2022 was $3.27 and $5.78, respectively. As of March 31, 2023, the total unrecognized compensation related to unvested employee and non-employee stock option awards granted was $5,097,294, which the Company expects to recognize over a weighted average period of approximately 3.3 years.

Stock based compensation related to the Company’s stock plans are as follows:

	Three Months Ended
	March 31,
	2023	2022
General and administrative	$256,677	$440,551
Research and development	280,845	272,779
Total stock-based compensation	$537,522	$713,330

6.
COMMITMENTS AND CONTINGENCIES

Legal

From time to time, the Company is involved in legal actions and claims arising in the normal course of business. Management believes there are no matters which will have a material adverse effect on the Company's financial position, operations or cash flows.

Patent Licensing, Sponsored Research, and Patent & Technology Agreements

THIO – In November 2018 and as amended in December 2020, the Company entered into a Global Patent Licensing Agreement (“PLA”) titled “Patent and Technology License Agreement AGT. NO. L2264 – MAIA Biotechnology” with the University of Texas Southwestern (“UTSW”) to license patent families for a specific compound (“THIO”) from UTSW to MAIA. The agreement, as amended, has a term of 20 years. The agreement requires MAIA to reimburse UTSW for agreed-upon expenses related to THIO. The agreement requires certain payments upon assignment of the license to a third party as well as upon reaching specific milestones, ranging between $1,000,000 and $50,000,000, not to exceed a combined milestone payment total of $112,000,000. As of March 31, 2023, no assignment has occurred and none of the defined milestones have been completed and therefore no payments are due to UTSW related to the milestones. The agreement requires royalties of 2-4% (depending on THIO reaching specified sales levels in the respective jurisdictions) royalty payments on net sales up to $1,000,000,000, and 2.5-5% on net sales above $1,000,000,000.

Also in December 2020, the Company entered into a second license agreement with UTSW titled “Patent and Technology License Agreement AGT. NO. L3648 — MAIA Biotechnology” pursuant to which UTSW is licensing an additional compound to MAIA. The agreement has a term of 20 years and requires the Company to reimburse UTSW for certain agreed-upon expenses. The agreement requires certain payments upon assignment of the license to a third party as well as upon reaching specific milestones, ranging between $1,000,000 and $50,000,000, not to exceed a combined milestone payment total of $112,000,000. As of March 31, 2023, no assignment has occurred and none of the defined milestones have been completed and therefore no payments are due to UTSW related to the milestones.

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

Regeneron – In February 2021, the Company reached an agreement with Regeneron Pharmaceuticals, Inc. (“Regeneron”) to perform one clinical trial for the treatment of patients with Non-Small Cell Lung Cancer (NSCLC) involving a Regeneron drug candidate that utilizes one of the Company’s compounds/agents. The Company is responsible for all costs of the study with Regeneron supplying their drug cemiplimab representing a cost savings for the Company, the first phase of which is expected to take approximately two years. The overall term of the agreement is for five years unless earlier terminated for certain reasons as defined in the agreement. Either party may terminate a study plan in the event that patient screening for the clinical study does not commence within twelve (12) months after (a) the Effective Date, with respect to the initial study, or (b) the execution of the applicable study plan, with respect to each other study. If either party terminates a study plan, the Company shall reimburse Regeneron for the Regeneron product it received in connection with such study plan based on the actual out-of-pocket cost to Regeneron of such Regeneron product. As of March 31, 2023 neither party has terminated the agreement.

6.
INCOME TAXES

The Company provides for income taxes using the asset and liability approach. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect when these differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The issuance of shares in connection with the Company’s IPO, as well as prior share issuances, may result in limitations on the utilization of the Company’s net operating loss carryforwards under IRS section 382. As of March 31, 2023, and December 31, 2022, the Company had a full valuation allowance against its deferred tax assets.

For the three months ended March 31, 2023 and 2022, the Company recorded zero income tax expense. No tax benefit has been recorded in relation to the pre-tax losses for three months ended March 31, 2023 and 2022, due to full valuation allowance to offset any deferred tax assets.

7.
SUBSEQUENT EVENTS

Issuance of Common Stock

On April 3, 2023, the Company entered into an agreement with Acorn Management Partners, LLC for professional relations services, pursuant to which the Company agreed to issue 43,000 restricted shares of common stock on April 6, 2023 and an additional $45,000 worth of restricted shares of common stock, with the number of shares of the Company to be determined by dividing the $45,000 by the closing price in six months and again nine months after the execution date of the contract unless the contract is terminated.

On April 6, 2023, the Company entered into an agreement with Outside the Box Capital Inc. for media services, pursuant to which we agreed to issue $50,000 worth of restricted shares of common stock on April 11, 2023, the effective date of the agreement. Based on the closing price of common stock on April 11, 2023, 13,021 restricted shares of common stock were issued. An additional $50,000 worth of restricted shares of common stock will be issued on June 11, 2023 if the agreement is not terminated.

On April 16, 2023, the Company issued 18,000 restricted shares of common stock to FON Consulting, an assignee of FORCE Family Office, LLC, for investor services through July 16, 2023.

On April 27, 2023, the Company sold 2,555,500 shares of the Company’s common stock at a price of $2.25 per share in an underwritten public offering. ThinkEquity LLC (“ThinkEquity”) served as underwriter of the offering. The aggregate net proceeds of the offering were approximately $5.1 million, after deducting underwriting discounts and expenses. The shares of common stock were offered, issued and sold to the public pursuant to the Registration Statement on Form S-1, as amended from time to time (File No. 333-269606). The Company intends to use the net proceeds from the offering to fund the ongoing clinical trials of THIO, pre-clinical development of second-generation of telomere targeting compounds, and other research and development activities, as well as for working capital and other general corporate purposes. Concurrently with the closing of the public offering, the Company also issued warrants to purchase an aggregate of up to 127,775 shares of its common stock to ThinkEquity or its designees, at an exercise price of $2.8125 per share (the “Representative’s Warrants”). The Representative’s Warrants are exercisable beginning on October 24, 2023, and expire on April 24, 2028, pursuant to the terms and conditions of the Representative’s Warrants.

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

Overview

We are a clinical stage biotechnology company engaged in the discovery, development and commercialization of therapies targeting cancer. Our initial disease target is lung cancer, a serious medical condition with an incidence of over 236,000 new cases in the US in 2022, representing 12.3% of all cancers, and over 130,000 deaths, or 21.4% of all cancers. Worldwide, lung cancer incidence is over 2,200,000 per year (ranking second only after breast cancer), and mortality over 1,800,000 (ranking first). Specifically, we are targeting Non-Small Cell Lung Cancer (NSCLC), which represents 85% of all lung cancers.

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
•
In the First Quarter 2020, we filed a provisional patent application for THIO in sequential combination with checkpoint inhibitors, covering all tumor types. The patent has not been allowed to date, but if it is allowed will have an expiration date in 2041, excluding any patent term adjustment or patent extension.
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
•
In May 2022, we entered into a research and collaboration agreement with the Nationwide Children’s Hospital to evaluate the potential of THIO in combination with current standard-of-care therapies for brain cancer. The organizations are conducting preclinical studies to assess the efficacy and safety of THIO in combination with radiotherapy and immune checkpoint inhibitors in vitro and in vivo models.
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
•
In November 2022, we completed a pre-Investigational New Drug (pre-IND) meeting with the U.S. Food and Drug Administration (FDA) for the planned U.S. expansion of the THIO-101 Phase 2 trial evaluating THIO, an investigational telomere-targeting agent, in patients with advanced non-small cell lung cancer (NSCLC).
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
•
In the first week of March 2023, the first two patients were dosed in Europe in MAIA’s Phase 2 clinical trial, THIO-101 evaluating THIO in patients with advanced Non-Small Cell Lung Cancer (NSCLC). Following regulatory clearances in Hungary, Poland, and Bulgaria, nine clinical sites have been activated in these three European countries.
•
On April 11, 2023, we announced positive topline data related to the completion of Part A, safety lead-in portion of the THIO-101 trial which showed that administration of THIO, at the highest dose of 360 mg/cycle in sequential combination with Regeneron’s anti-PD-1 therapy, Libtayo® was well tolerated with no dose-limiting toxicities or significant treatment-related adverse events reported.
•
On April 18, 2023, we published data in HCC (liver cancer) models: as monotherapy, THIO achieved complete and durable responses in Hepatocellular Carcinoma (HCC), the dominant histology in primary liver cancer (90%), in in vivo models. When combined with Libtayo®, duration of response was further potentiated. Upon rechallenge with two times more cancer cells and no additional treatment, tumor growth was completely prevented. Administration of THIO alone and in combination with Libtayo® generated anti-cancer immune memory.
•
On April 20, 2023, we announced preliminary survival data from Part A of THIO-101. The first two patients enrolled in Part A of the study continue to be alive, approximately 10 and 9 months respectively, from treatment initiation. Both patients have advanced Stage IV metastatic disease and are heavily pretreated, receiving third and fourth line of therapy respectively after previously failing treatment with an immune checkpoint inhibitor. They continue to be progression free following their last dose of THIO, 7 and 6 months respectively, with no new treatment. The current treatment options in patients with advanced relapsed or refractory NSCLC who failed two or more therapy regimens are limited and show minimal benefit. Furthermore, discontinuation of treatment is rapidly followed by physical decline and death, therefore seeing patients with such survival and no disease progression in this clinical setting, is noteworthy. In real-world clinical practice, observed survival in such heavily pretreated patients is 3-4 months.
•
On April 27, we closed a follow-on offering and sold 2,555,500 shares of common stock at a public offering price of $2.25 per share, for gross proceeds of approximately $5.75 million, before deducting underwriting discounts and offering expenses. The shares sold in the offering include the exercise in full by the underwriter of its option to purchase an additional 333,300 shares of common stock, in addition to the 2,222,200 shares of common stock which the underwriters initially agreed to purchase.

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

Financial Operations Overview and Analysis for the Three Months Ended March 31, 2023 and 2022

Comparison of the three months ended March 31, 2023 and 2022

	Three Months Ended March 31,
			Change
	2023	2022	Dollars	Percentage
Operating expenses:
Research and development expenses	$2,195,991	$2,077,329	$118,662	6%
General and administrative expenses	1,988,259	1,366,229	622,030	46%
Total operating costs and expenses	4,184,250	3,443,558	740,692	22%
Loss from operations	(4,184,250)	(3,443,558)	(740,692)	22%
Other income (expense):
Interest expense	(5,147)	—	(5,147)	100%
Interest income	336	472	(136)	(29)%
Australian research and development incentives	51,243	29,241	22,002	75%
Change in fair value of warrant liability	20,942	—	20,942	100%
Other income, net	67,374	29,713	37,661	127%
Net loss	(4,116,876)	(3,413,845)	(703,031)	21%
Deemed dividend on warrant modification	—	(450,578)	450,578	(100)%
Net loss attributable to MAIA Biotechnology, Inc. shareholders	$(4,116,876)	$(3,864,423)	$(252,453)	7%

Operating Expenses

Research and development expenses

Research and development expenses increased by approximately $119,000 or 6%, from approximately $2,077,000 for the three months ended March 31, 2022 to approximately $2,196,000 for the three months ended March 31, 2023. The increase was primarily related to an increase in payroll and bonus expenses of approximately $462,000 related to the increased headcount of additional research and development employees and an increase in stock-based compensation costs of approximately $8,000 offset by a decrease in Clinical and Scientific research of approximately $227,000 due less THIO-101 trial start-up fees, and a decrease in consulting and other fees of approximately $124,000.

General and administrative expenses

General and administrative expenses increased by approximately $622,000, or 46% from approximately $1,366,000 for the three months ended March 31, 2022 to approximately $1,988,000 for the three months ended March 31, 2023. The increase was primarily related to an increase in payroll expense of approximately $278,000, an increase in other expenses of approximately $580,000 related to the costs of operating as a public company, offset by a decrease in stock-based compensation of approximately $184,000 and professional fees of approximately $52,000.

Other expense, net

Other income, net increased by approximately $38,000 or 127% from other income of approximately $30,000 for the three months ended March 31, 2022 to other income of approximately $67,000 for the three months ended March 31, 2023. The increase was primarily related to increases in the Australia research and development incentives of approximately $22,000 and a gain on the change in the fair value of the warrant liability of approximately $21,000 offset by increases to interest expense of approximately $5,000.

Liquidity and Capital Resources

Our Ability to Continue as a Going Concern

As of March 31, 2023, our cash totaled approximately $7,586,000 which represented a decrease of approximately $3,365,000 compared to December 31, 2022. As of March 31, 2023, we had working capital of approximately $4,567,000 which represents a decrease of approximately $3,972,000 compared to December 31, 2022. We have generated no revenues as of March 31, 2023. The Company’s current operating plan indicates that it will continue to incur losses from operations and generate negative cash flows from operating activities given ongoing expenditures related to the completion of its ongoing clinical trials and the Company’s lack of revenue generating activities. Based on the Company’s cash reserves as March 31, 2023 of approximately $7,586,000 million and current financial condition as of the date of the Quarter Report on Form 10-Q, the accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Sales of Common Stock

On April 27, 2023, the Company sold 2,555,500 shares of the Company’s common stock at a price of $2.25 per share in an underwritten public offering. ThinkEquity LLC (“ThinkEquity”) served as underwriter of the offering. The aggregate net proceeds of the offering were approximately $5.1 million, after deducting underwriting discounts and estimated offering expenses. The shares of common stock were offered, issued and sold to the public pursuant to the Registration Statement on Form S-1, as amended from time to time (File No. 333-269606). The Company intends to use the net proceeds from the offering to fund the ongoing clinical trials of THIO, pre-clinical development of second-generation of telomere targeting compounds, and other research and development activities, as well as for working capital and other general corporate purposes. Concurrently with the closing of the public offering, the Company also issued warrants to purchase an aggregate of up to 127,775 shares of its common stock to ThinkEquity or its designees, at an exercise price of $2.8125 per share (the “Representative’s Warrants”). The Representative’s Warrants are exercisable beginning on October 24, 2023, and expire on April 24, 2028, pursuant to the terms and conditions of the Representative’s Warrants.

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

Cash Flows

Cash Flows three months ended March 31, 2023 and 2022

	Three Months Ended March 31,

	2023	2022
Net cash flows used in operating activities	$(3,360,649)	$(2,807,811)
Net cash flows provided by financing activities	—	2,531,261
Effect of foreign currency exchange rate changes on cash	(3,966)	(4,282)
Net increase in cash and cash equivalents	$(3,364,615)	$(280,832)

Operating Activities

For the three months ended March 31, 2023, net cash used in operating activities was approximately $3,361,000, which consisted of a consolidated net loss of approximately $4,117,000 offset by non-cash charges of approximately $538,000 in stock-based compensation, approximately $164,000 of expense to issue stock to consultants offset by the remeasurement of the warrant liability of approximately $21,000. Total changes in operating assets and liabilities of approximately $76,000 were driven by an approximate $154,000 decrease in prepaid expense and other assets, and an approximate $499,000 net increase in accounts payable and accrued expenses offset by an approximate $51,000 increase in the Australia research and development incentives receivable and by an increase of approximately $526,000 in deferred offering costs.

For the three months ended March 31, 2022, net cash used in operating activities was approximately $2,808,000, which consisted of a net loss of approximately $3,414,000 offset by non-cash charges of approximately $713,000 in stock-based compensation. Total changes in operating assets and liabilities of approximately $107,000 were primarily driven by an approximate $286,000 net increase in accrued expenses and accounts payable and an approximate decrease of $3,000 in deferred compensation offset by an increase in deferred offering costs of approximately $262,000 and prepaid expenses and other current assets of approximately $134,000.

For the three months ended March 31, 2023 the effect of foreign currency exchange rate changes on cash decreased the cash balance as of March 31, 2023 by approximately $4,000.

Financing Activities

Net cash provided by financing activities was approximately $0 and $2,531,000 for the three months ended March 31, 2023 and 2022, respectively. Total net cash provided by financing activities for three months ended March 31, 2022 consisted of proceeds for issuance of common stock net of transactions costs totaling approximately

$2,373,000, proceeds from exercise of stock options of approximately $48,000 and proceeds from the exercise of warrants of $110,000.

Critical Accounting Policies and Significant Judgments and Estimates

Our condensed consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP). These accounting principles require us to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements. We believe that the estimates, judgments and assumptions are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made. To the extent there are material differences between these estimates, judgments or assumptions and actual results, our financial statements will be affected. For a discussion of our critical accounting estimates, please read Part II, Item 7., Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on March 24, 2023. There have been no material changes to the critical accounting estimates previously disclosed in such report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company and are not required to provide the information otherwise required under this item.

Item 4. Controls and Procedures.

Management’s Evaluation of our Disclosure Controls and Procedures

Under the supervision of and with the participation of our management, including our Chief Executive Officer, who is our principal executive officer, and our Chief Financial Officer, who is our principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2023 the end of the period covered by this Quarterly Report. The term “disclosure controls and procedures,” as set forth in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms promulgated by the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a control system, misstatements due to error or fraud may occur and not be detected. Based on the evaluation of our disclosure controls and procedures as of March 31, 2023, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were not effective at the reasonable assurance level due to material weaknesses in internal control over financial reporting.

Material weaknesses were identified at December 31, 2022 as previously disclosed in our Form 10-K, as filed on March 24, 2023 and related to the effectiveness of controls over our review and approval procedures with respect to financial information generated to prepare our consolidated financial statements, coupled with a lack of segregation of duties. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be presented or detected on a timely basis.

Specifically, the Company noted 1) insufficient segregation of duties within the Company’s control activities and procedures throughout the year, and 2) an insufficient level of detail to identify all relevant risks of material misstatement including the risks associated with the accounting treatment and financial reporting of non-recurring complex transactions. These factors contributed to a material weaknesses in the application U.S. GAAP to effectively evaluate the accounting treatment for certain non-recurring complex transactions during the quarter ended September 30, 2022.

Although the material weaknesses described above have not yet been fully remediated as of March 31, 2023, our management is committed to remediating identified control deficiencies, fostering continuous improvement in our internal controls and enhancing our overall internal controls environment. Our management believes that these actions, when fully implemented, will remediate the material weaknesses we have identified and strengthen our internal control over financial reporting. Our remediation efforts are ongoing and additional initiatives may be necessary.

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2023, there were no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Securities Exchange Act of 1934, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, other than the material weakness identified relating to the application of U.S. generally accepted accounting principles (“U.S. GAAP”) to effectively evaluate the accounting treatment for complex financial instruments. In light of the material weakness discussed above, we are taking steps to remediate the material weakness including the hiring of additional accounting staff. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

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

Item 1A. Risk Factors.

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our Annual Report on Form 10-K filed under the heading “Risk Factors” and filed with the SEC on March 24, 2023. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K.

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

No underwriters were involved in the foregoing issuance of securities. The securities described above were issued in reliance upon the exemption from the registration requirements of the Securities Act, as set forth in Section 4(a)(2) under the Securities Act relative to transactions by an issuer not involving any public offering, to the extent an exemption from such registration was required. The recipient of securities in the transaction described above represented that it was an accredited investor and was acquiring the securities for its own account for investment purposes only, and not with a view to, or for sale in connection with, any distribution thereof and that they could bear the risks of the investment and could hold the securities for an indefinite period of time and appropriate legends were affixed to the instruments representing such securities issued in such transactions

Use of Proceeds

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

None.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None

Item 6. Exhibits.

The following exhibits are included, or incorporated by reference, in this
Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 (and are numbered in accordance with
Item 601 of Regulation S-K).

Exhibit Number	Description
3.1(1)	Amended and Restated Certificate of Incorporation of MAIA Biotechnology, Inc.
3.2(1)	Amended and Restated Bylaws of MAIA Biotechnology, Inc.
4.1(2)	Form of Representative's Warrant (included in Exhibit 10.1).
10.1(2)	Underwriting Agreement by and between the Company and the Representative dated April 24, 2023.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

(2) Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on April 27, 2023.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Company Name

Date: May 8, 2023	By:	/s/ Vlad Vitoc
Vlad Vitoc
Chief Executive Officer

Date: May 8, 2023	By:	/s/ Joseph McGuire
Joseph McGuire
Chief Financial Officer