Form 10-Q
period 2023-06-30
MAIA Biotechnology, Inc.
filed 2023-08-08
CIK 1878313

b

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of August 8, 2023 the registrant had 13,625,925 shares of common stock, $0.0001 par value per share, outstanding.

2. Table of Contents

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

MAIA Biotechnology, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	June 30, 2023	December 31, 2022
	(unaudited)
ASSETS
Current assets:
Cash	$9,146,156	$10,950,927
Prepaid expenses and other current assets	243,333	554,321
Australia research and development incentives receivable	386,825	302,789
Total current assets	9,776,314	11,808,037
Deferred offering costs	489,649	211,203
Other assets	2,800	2,800
Total assets	$10,268,763	$12,022,040
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,549,187	$1,165,505
Accrued expenses	1,723,642	2,103,401
Total current liabilities	3,272,829	3,268,906
Long term liabilities:
Warrant liability	121,600	245,341
Total liabilities	3,394,429	3,514,247
Commitments and contingencies (Note 6)
Stockholders' equity (deficit)
Preferred stock, $0.0001 par value, 30,000,000 shares authorized at June 30, 2023 and December 31, 2022, 0 shares issued and outstanding	—	—
Common stock, $0.0001 par value, 70,000,000 shares authorized at June 30, 2023 and December 31, 2022, 13,648,425 and 10,955,904 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	1,365	1,096
Additional paid-in capital	59,746,649	52,729,942
Accumulated deficit	(52,847,772)	(44,207,272)
Accumulated other comprehensive loss	(25,908)	(15,973)
Total stockholders' equity	6,874,334	8,507,793
Total liabilities and stockholders' equity	$10,268,763	$12,022,040

See the accompanying notes to the unaudited condensed consolidated financial statements.

MAIA Biotechnology, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended June 30,		Six Months Ended June 30,

	2023	2022	2023	2022

Operating expenses:
Research and development expenses	$2,599,315	$2,119,465	$4,795,306	$4,196,794
General and administrative expenses	2,065,331	1,322,579	4,053,590	2,688,808
Total operating expenses	4,664,646	3,442,044	8,848,896	6,885,602
Loss from operations	(4,664,646)	(3,442,044)	(8,848,896)	(6,885,602)

Other (expense) income:
Interest expense	(1,715)	(104)	(6,862)	(104)
Interest income	172	429	508	901
Australian research and development incentives	39,766	135,836	91,009	165,077
Change in fair value of warrant liability	102,799	—	123,741	—
Other income, net	141,022	136,161	208,396	165,874

Net loss	(4,523,624)	(3,305,883)	(8,640,500)	(6,719,728)
Deemed dividend on warrant modification	—	—	—	(450,578)
Net loss attributable to MAIA Biotechnology, Inc. shareholders	$(4,523,624)	$(3,305,883)	$(8,640,500)	$(7,170,306)

Net loss per share
Basic and diluted	$(0.35)	$(0.40)	$(0.72)	$(0.90)

Weighted average common shares outstanding Basic and diluted	12,885,134	8,196,524	11,931,319	7,975,511

See the accompanying notes to the unaudited condensed consolidated financial statements.

MAIA Biotechnology, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2023	2022	2023	2022
Net loss	$(4,523,624)	$(3,305,883)	$(8,640,500)	$(7,170,306)
Foreign currency translation adjustment	(634)	(5,866)	(9,935)	(4,145)
Comprehensive loss	$(4,524,258)	$(3,311,749)	$(8,650,435)	$(7,174,451)

See the accompanying notes to the unaudited condensed consolidated financial statements.

MAIA Biotechnology, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Stockholders' Equity (Unaudited)

For the Three and Six Months Ended
June 30, 2023
	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balance at December 31, 2022	10,955,904	$1,096	$52,729,942	$(44,207,272)	$(15,973)	$8,507,793
Issuance of restricted stock	40,500	4	164,066	—	—	164,070
Stock-based compensation expense	—	—	537,522	—	—	537,522
Foreign currency translation adjustment	—	—	—	—	(9,301)	(9,301)
Net loss	—	—	—	(4,116,876)	—	(4,116,876)
Balance at March 31, 2023	10,996,404	1,100	53,431,530	(48,324,148)	(25,274)	5,083,208
Issuance of restricted stock	96,521	9	324,251	—	—	324,260
Issuance of common shares in connection with follow-on offering, net of $1,593,016 of issuance costs	2,555,500	256	4,156,603	—	—	4,156,859
Issuance of warrants to underwriter in connection with follow-on offering			241,109			241,109
Stock-based compensation expense	—	—	618,932	—	—	618,932
Issuance of stock options to satisfy accrued bonus			974,224			974,224
Foreign currency translation adjustment	—	—	—	—	(634)	(634)
Net loss	—	—	—	(4,523,624)	—	(4,523,624)
Balance at June 30, 2023	13,648,425	$1,365	$59,746,649	$(52,847,772)	$(25,908)	$6,874,334

See the accompanying notes to the unaudited condensed consolidated financial statements.

MAIA Biotechnology, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Stockholders' Equity (Unaudited)

For the Three and Six Months Ended
June 30, 2022
	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance at December 31, 2021	7,584,980	$758	$37,618,438	$(28,437,993)	$—	$9,181,203
Issuance of common shares upon exercise of stock options	26,500	3	47,697	—	—	47,700
Issuance of common shares upon exercise of warrants	61,111	6	109,994	—	—	110,000
Issuance of common shares in connection with Equity Financing	263,729	27	2,373,534	—	—	2,373,561
Stock-based compensation expense	—	—	713,330	—	—	713,330
Modification of warrant in equity	—	—	450,478	—	—	—
Deemed dividend on modification of warrant	—	—	(450,478)	—	—	—
Foreign currency translation adjustment	—	—	—	—	1,721	1,721
Net loss	—	—	—	(3,413,845)	—	(3,413,845)
Balance at March 31, 2022	7,936,320	794	40,862,993	(31,851,838)	1721	9,013,670
Issuance of common shares upon exercise of warrants	468,601	47	275,353	—	—	275,400
Issuance of common shares in connection with Equity Financing	11,111	1	99,998	—	—	99,999
Stock-based compensation expense	—	—	584,768	—	—	584,768
Foreign currency translation adjustment	—	—	—	—	(5,866)	(5,866)
Net loss	—	—	—	(3,305,883)	—	(3,305,883)
Balance at June 30, 2022	8,416,032	$842	$41,823,112	$(35,157,721)	$(4,145)	$6,662,088

See the accompanying notes to the unaudited condensed consolidated financial statements.

MAIA Biotechnology, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,

	2023	2022
Cash flows from operating activities:
Net loss	$(8,640,500)	$(6,719,728)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	1,156,453	1,298,098
Issuance of restricted stock	488,330	—
Change in fair value of warrant liability	(123,741)	—
Change in operating assets and liabilities:
Prepaid expenses and other current assets	309,089	(202,807)
Australia research and development incentives receivable	(91,009)	(165,077)
Other assets	—	322
Accounts payable	384,667	90,912
Accrued expenses	595,430	871,049
Net cash used in operating activities	(5,921,281)	(4,827,231)
Cash flows from financing activities:
Proceeds from issuance of common stock, net of transaction costs	—	2,473,560
Deferred offering costs	(278,446)	(495,633)
Proceeds from exercise of stock options	—	47,700
Proceeds from exercise of warrants	—	385,400
Proceeds from sale of common stock in follow-on offering	5,749,875	—
Payment of follow-on offering transactions costs	(1,351,907)	—
Net cash provided by financing activities	4,119,522	2,411,027
Net effect of foreign currency exchange on cash	(3,012)	(8,076)
Net decrease in cash	(1,804,771)	(2,424,280)
Cash at beginning of period	10,950,927	10,574,292
Cash at end of period	$9,146,156	$8,150,012
Supplemental disclosure of cash flow information:
Options issued for accrued bonus	$974,224	—
Warrants issued to underwriters in connection with the follow-on offering	$241,109	—

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

Going Concern Considerations

The accompanying unaudited consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

To date the Company has incurred recurring losses, negative cash flow from operations and has accumulated a deficit of ($52,847,772) from the Company’s inception through June 30, 2023. As of June 30, 2023, the Company had $9,146,156 in cash and cash equivalents.

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

Off-Balance Sheet Risk and Concentrations of Credit Risk

The Company has no significant off-balance sheet risks, such as foreign exchange contracts, option contracts, or other foreign hedging arrangements. Cash accounts are maintained at financial institutions that potentially subject the Company to concentrations of credit risk. At June 30, 2023 and December 31, 2022, substantially all of the Company’s cash was deposited in accounts at one financial institution. The Company maintains its cash deposits, which at times may exceed the federally insured limits, with a reputable financial institution and, accordingly, the Company believes such funds are subject to minimal credit risk.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with maturities of three months or less to be cash equivalents. As of June 30, 2023 and December 31, 2022, cash includes cash in a depository bank account; the Company had no cash equivalents as of June 30, 2023 or December 31, 2022.

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

Fair value measurements discussed herein are based upon certain market assumptions and pertinent information available to management as of and during the six months ended June 30, 2023, and as of and during the twelve months ended December 31, 2022. The carrying amount of accounts payable approximated fair value as they are short term in nature. The fair value of warrants issued for services is estimated based on the Black-Scholes model during the six months ended June 30, 2023. The estimated fair value of warrants issued to underwriters and embedded features, represented Level 3 measurements.

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

As part of the process of preparing the condensed consolidated financial statements, the Company is required to estimate its accrued expenses. This process involves reviewing quotations and contracts, identifying services that have been performed on the Company’s behalf and estimating the level of service performed and the associated cost incurred for the service when the Company has not yet been invoiced or otherwise notified of the actual cost. The majority of the Company’s service providers invoice the Company monthly in arrears for services performed or when contractual milestones are met. The Company makes estimates of its accrued expenses as of each balance sheet date in our consolidated financial statements based on facts and circumstances known to the Company at that time. The Company periodically confirms the accuracy of its estimates with the service providers and makes adjustments if necessary. The estimates in the Company’s accrued research and development expenses are related to expenses incurred with respect to CROs, CMOs and other vendors in connection with research and development and manufacturing activities.

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

During the six months ended June 30, 2023, 137,021 restricted shares of common stock were issued for consulting services . There were no issuances of restricted stock awards during the six months ended June 30, 2022. The fair value of restricted stock awards is based on the common stock price.

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

Deferred Offering Costs

Deferred offering costs are included in other assets and consist of legal, accounting, underwriting fees and other costs. Deferred offering costs as of the December 31, 2022 balance sheet date are directly related to the follow-on offering and were charged to additional paid-in capital upon the completion of the follow-on offering on April 27, 2023. Deferred offering costs incurred through the June 30, 2023 balance sheet are directly related to a proposed second follow-on offering that will be charged to additional paid-in capital upon the completion of the offering.

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

The following table summarizes the Company’s potentially dilutive securities, in common share equivalents, which have been excluded from the calculation of dilutive loss per share as their effect would be anti-dilutive:

	Six Months Ended June 30,
	2023	2022
Shares issuable upon exercise of stock options	7,781,325	5,927,523
Shares issuable upon exercise of warrants	924,760	702,505

Recent Accounting Standards

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board or other standard setting bodies and are adopted by the Company as of the specified effective date. Unless otherwise discussed, the Company believes that the impact of recently issued standards that are not yet effective will not have a material impact on its financial position or results of operations upon adoption.

2. RELATED PARTY TRANSACTIONS

10b5-1 Plan

Certain of our directors and executive officers previously adopted written plans, known as Rule 10b5-1 plans, in which they have contracted with a broker to buy shares of our common stock on a periodic basis. Each of these plans have expired as of the date of this Report. Our directors and executive officers may also adopt future Rule 10b5-1 plans in which they contract with a broker to buy or sell shares of our common stock on a periodic basis. Under a Rule 10b5-1 plan, a broker executes trades pursuant to parameters established by the director or officer when entering into the plan, without further direction from the director or officer. The director or officer may amend or terminate the plan in limited circumstances. Our directors and executive officers may also buy or sell additional shares of our common stock outside of a Rule 10b5-1 plan when they are not in possession of material, nonpublic information.

3. ACCRUED EXPENSES

As of June 30, 2023 and December 31, 2022, accrued expenses consisted of the following:

	June 30,	December 31,
	2023	2022
Bonus	$572,977	$1,094,582
Professional fees	548,217	332,589
Research and development costs	405,237	516,961
Other	197,211	159,269
Total accrued expenses	$1,723,642	$2,103,401

Accrued Bonus

On May 31, 2023, the 2022 accrued bonus for current employees and officers was settled by the issuance of 511,225 stock options with a total fair value of $974,224.

4.
FAIR VALUE OF FINANCIAL LIABILITIES

Derivative Liability

Financial liabilities consisting of warrant liabilities measured at fair value on a recurring basis are summarized below. The fair value of the warrant liabilities recorded are as follows:

	Fair value at June 30, 2023
	Total	Level 1	Level 2	Level 3
Liabilities:
Warrant liability	121,600	—	—	121,600
Total liabilities	$121,600	$—	$—	$121,600

The table below provides a summary of the changes in fair value of the warrant liabilities measured on a recurring basis using significant unobservable inputs (Level 3):

	Three months ended June 30,		Six months ended June 30,
Warrant liabilities:	2023	2022	2023	2022
Balance, beginning of period	$245,341	$—	$245,341	$—
Gain on fair value of warrant liability	20,942	—	(123,741)	—
Balance, end of period	$266,283	$—	$121,600	$—

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

Initial Public Offering

On July 28, 2022 the Company’s shares of common stock began trading on the NYSE American under the symbol MAIA. On August 1, 2022, the Company sold 2,000,000 shares of common stock at $5.00 per share for gross proceeds of $10,000,000 in an initial public offering prior to deducting underwriting discounts, commissions, and other offering expenses. ThinkEquity LLC (“ThinkEquity”) served as underwriter in the offering. On August 3, 2022, the Company sold an additional 300,000 shares of common stock at $5.00 per share when ThinkEquity exercised its over-allotment option in full for gross proceeds of $1,500,000 prior to deducting underwriting discounts, commissions, and other offering expenses. After deducting the underwriting discount and other offering expenses payable by the Company, the total net proceeds for the initial public offering and the over-allotment were $9,093,830.

Follow-on Offering

On April 27, 2023, the Company sold 2,555,500 shares of the Company’s common stock at a price of $2.25 per share in an underwritten public offering, including the full exercise by the underwriter of its overallotment option. ThinkEquity LLC served as underwriter in the offering. The total net proceeds of the offering were approximately $4,398,000, after deducting underwriting discounts, commissions, and other offering expenses.

MAIA Biotechnology, Inc. Restricted Stock Awards

During the six months ended June 30, 2022, MAIA recognized $52,500 of stock compensation expense related to 29,168 of MAIA’s restricted shares granted to the founders.

During the six months ended June 30, 2023, the company expensed $488,600 to consulting for investor relations related to the grant of 137,021 restricted shares of common stock. There are no unvested restricted shares as of June 30, 2023.

MAIA Stock Warrants

In January 2022, the Company and certain warrant holders executed waivers related to the acceptance and approval of an amendment to the holders’ warrant agreements originally issued between May 6, 2020 and February 26, 2021 in connection with the Company’s issuance of convertible notes. The amendment removed the IPO expiration provision from the warrant agreements, and the warrants are now only to be exercisable, in whole or in part, during the exercise period ending on the earliest to occur of: (a) various dates in 2028 as stated within the warrant agreements; or (b) immediately prior to the closing of a change of control. The value of the warrant modification to the 144,497 warrants was calculated using the Black-Scholes-Merton option pricing model. The incremental fair value attributable to the modified awards compared to the original awards immediately prior to the modification was calculated at $450,578 and was treated as a deemed dividend for the six months ended June 30, 2022 and is reflected as “Deemed dividend on warrant modification” in the accompanying statement of operations.

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

Concurrently with the closing of the Company’s initial public offering, the Company issued warrants to purchase an aggregate of up to 100,000 shares of its common stock to the Representative or its designees, at an exercise price of $6.25 per share (the “Representative’s Warrants”). The Representative’s Warrants are exercisable beginning on January 23, 2023, and expire on July 27, 2027, pursuant to the terms and conditions of the Representative’s Warrants. On August 3, concurrently with the full exercise of the Underwriter’s over-allotment option, the Company issued additional Representative’s Warrants to purchase an aggregate of up to 15,000 shares of its common stock to the Representative or its designees on the same terms. The Representative’s Warrants are not indexed to the Company’s own stock and therefore meet the definition of a derivative liability. The Representative’s Warrants are liability classified instruments and were initially recorded as $343,735, which was the value determined using the Black-Scholes-Merton method using a term of five years, risk free interest rate of 2.82% and volatility of 77.5%. As of June 30, 2023 and December 31, 2022 the Company remeasured the warrant liability resulting in a value of $121,600 and $245,341 respectively. The gain on remeasurement of the warrant liability in the amount of $123,741 was included in other income for the six months ended June 30, 2023.

Concurrently with the closing of the Company’s follow-on offering, the Company issued warrants to purchase an aggregate of up to 127,775 shares of its common stock to the Representative or its designees, at an exercise price of $2.81 per share (the “Follow-On Representative’s Warrants”). The Follow-On Representative’s Warrants are exercisable beginning on October 24, 2023, and expire on April 24, 2028, pursuant to the terms and conditions of the Follow-On Representative’s Warrants. The Follow-On Representative’s Warrants are equity classified instruments and the value of the Follow-On Representative’s Warrants determined using the Black-Scholes-Merton method was $241,009 using a term of five years, risk free interest rate of 4.09% and volatility of 86.3%.

	Warrants Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years
Balance at January 1, 2023	796,985	$6.04	5.16
Issued	127,775	2.81
Exercised	—	—
Expired	—	—
Balance at June 30, 2023	924,760	$5.59	4.68

MAIA Biotechnology, Inc. Stock Award Plans

In 2018, the Company adopted the MAIA Biotechnology, Inc. 2018 Stock Option Plan (the “MAIA 2018 Plan”). MAIAs board of directors administers the MAIA Plan for the purposes of attracting, retaining, and motivating key employees, directors, and consultants of MAIA. The terms of the MAIA 2018 Plan continue to govern the 1,924,500 options outstanding in the plan of June 30, 2023.

In 2020, the Company adopted the MAIA Biotechnology, Inc. Amended and Restated 2020 Equity Incentive Plan (the “MAIA 2020 Plan’’), also administered by the board of directors. The MAIA 2020 Plan permitted awards to take the form of stock options, restricted stock and restricted stock units. The terms of the MAIA 2020 Plan continue to govern the 3,957,710 options outstanding in the plan as of June 30, 2023. There are no shares reserved for future issuance in the MAIA 2018 Plan or the MAIA 2020 Plan.

On August 1, 2022 the Company approved the MAIA Biotechnology, Inc. 2021 Equity Incentive Plan (the “MAIA 2021 Plan’’) with 1,909,518 shares of common stock reserved for issuance. On May 25, 2023 the MAIA 2021 Plan was amended to include and automatic increase to the plan in the amount equal to ten percent (10%) of the total number of shares of stock outstanding on a fully diluted basis on December 31 of the preceding calendar year (the“Increase Date”) ; provided that, the board of directors may act prior to any Increase Date to provide that there will be no increase for such year or that the increase for such year will be a lesser number of shares of stock. The amount reserved for issuance under the MAIA 2021 Plan increased by 1,956,993 based on the fully diluted shares outstanding as of December 31, 2021. As of June 30, 2023 there are 1,992,709 shares of common stock available for future issuance under the MAIA 2021 Plan and 1,899,115 options are outstanding in the MAIA 2021 Plan.

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

As of June 30, 2023, only stock options have been awarded pursuant to the MAIA stock award plans.

The following table summarizes the activity and information regarding MAIA’s outstanding and exercisable options for the six months ended June 30, 2023:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Balance at January 1, 2023	6,545,628	$2.55	7.59	—
Granted	1,281,510	3.26
Exercised	—	—
Cancelled/forfeited	(45,813)	6.81
Balance at June 30, 2023	7,781,325	$2.65	7.75	$2,107,404
Options exercisable at June 30, 2023	6,348,984	$2.34	7.42	$2,046,509

During the six months ended June 30, 2023, the fair value of our common stock is based on the closing price of the common stock in the public market.

During the six months ended June 30, 2022, the fair value of the Company’s common stock was estimated for financial reporting purposes from January 1 to January 26, 2022 based on valuations of $8.87 per share as of December 31, 2021. For our valuations of common stock performed, we used a hybrid method of the Option Pricing Method (“OPM”) and the Probability-Weighted Expected Return Method (“PWERM”). PWERM considers various potential liquidity outcomes. Our approach included the use of an initial public offering scenario, a scenario assuming continued operation as a private entity, and a dissolution scenario. Under the hybrid OPM and PWERM, the per share values calculated under the OPM and PWERM are weighted based on expected exit outcomes and the quality of the information specific to each allocation methodology to arrive at a final estimated fair value per share of the common stock before a discount for lack of marketability is applied. From January 27 to May 31, 2022 the fair value of the Company’s common stock was estimated for financial reporting purposes at $9 per share based on the sale of common stock from January 27, 2022 to May 31, 2022. From June 1 to June 30, 2022 the fair value of the Company’s common stock was estimated for financial reporting purposes at $5 per share based on the price paid in the initial public offering.

The value of option grants is calculated using the Black-Scholes-Merton option pricing model with the following assumptions for options granted during the six months ended June 30, 2023 and 2022:

	2023	2022
Risk-free interest rate	3.64%-4.23%	2.14%-3.06%
Expected term (in years)	5 - 6.25	5 - 6.25
Expected volatility	99.6%-101.0%	72.0% - 75.4%
Expected dividend yield	—%	—%

The weighted-average grant date fair value of stock options issued during the six months ended June 30, 2023 and 2022 was $3.26 and $5.97, respectively. As of June 30, 2023, the total unrecognized compensation related to unvested employee and non-employee stock option awards granted was $4,494,698, which the Company expects to recognize over a weighted average period of approximately 3.1 years.

Stock based compensation related to the Company’s stock plans are as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,

	2023	2022	2023	2022
General and administrative	$334,054	$358,313	$590,730	$798,866
Research and development	284,878	226,455	565,723	499,232
Total stock-based compensation	$618,932	$584,768	$1,156,453	$1,298,098

6.
COMMITMENTS AND CONTINGENCIES

Legal

From time to time, the Company is involved in legal actions and claims arising in the normal course of business. Management believes there are no matters which will have a material adverse effect on the Company's financial position, operations or cash flows.

Patent Licensing, Sponsored Research, and Patent & Technology Agreements

THIO – In November 2018 and as amended in December 2020, the Company entered into a Global Patent Licensing Agreement (“PLA”) titled “Patent and Technology License Agreement AGT. NO. L2264 – MAIA Biotechnology” with the University of Texas Southwestern (“UTSW”) to license patent families for a specific compound (“THIO”) from UTSW to MAIA. The agreement, as amended, has a term of 20 years. The agreement requires MAIA to reimburse UTSW for agreed-upon expenses related to THIO. The agreement requires certain payments upon assignment of the license to a third party as well as upon reaching specific milestones, ranging between $1,000,000 and $50,000,000, not to exceed a combined milestone payment total of $112,000,000. As of June 30, 2023, no assignment has occurred and none of the defined milestones have been completed and therefore no payments are due to UTSW related to the milestones. The agreement requires royalties of 2-4% (depending on THIO reaching specified sales levels in the respective jurisdictions) royalty payments on net sales up to $1,000,000,000, and 2.5-5% on net sales above $1,000,000,000.

Also in December 2020, the Company entered into a second license agreement with UTSW titled “Patent and Technology License Agreement AGT. NO. L3648 — MAIA Biotechnology” pursuant to which UTSW is licensing an additional compound to MAIA. The agreement has a term of 20 years and requires the Company to reimburse UTSW for certain agreed-upon expenses. The agreement requires certain payments upon assignment of the license to a third party as well as upon reaching specific milestones, ranging between $1,000,000 and $50,000,000, not to exceed a combined milestone payment total of $112,000,000. As of June 30, 2023, no assignment has occurred and none of the defined milestones have been completed and therefore no payments are due to UTSW related to the milestones.

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

Regeneron – In February 2021, the Company reached an agreement with Regeneron Pharmaceuticals, Inc. (“Regeneron”) to perform one clinical trial for the treatment of patients with Non-Small Cell Lung Cancer (NSCLC) involving a Regeneron drug candidate that utilizes one of the Company’s compounds/agents. The Company is responsible for all costs of the study with Regeneron supplying their drug cemiplimab representing a cost savings for the Company, the first phase of which is expected to take approximately two years. The overall term of the agreement is for five years unless earlier terminated for certain reasons as defined in the agreement. Either party may terminate a study plan in the event that patient screening for the clinical study does not commence within twelve (12) months after (a) the Effective Date, with respect to the initial study, or (b) the execution of the applicable study plan, with respect to each other study. If either party terminates a study plan, the Company shall reimburse Regeneron for the Regeneron product it received in connection with such study plan based on the actual out-of-pocket cost to Regeneron of such Regeneron product. As of June 30, 2023 neither party has terminated the agreement.

7.
INCOME TAXES

The Company provides for income taxes using the asset and liability approach. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect when these differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The issuance of shares in connection with the Company’s IPO, as well as prior share issuances, may result in limitations on the utilization of the Company’s net operating loss carryforwards under IRS section 382. As of June 30, 2023, and December 31, 2022, the Company had a full valuation allowance against its deferred tax assets.

For the six months ended June 30, 2023 and 2022, the Company recorded zero income tax expense. No tax benefit has been recorded in relation to the pre-tax losses for the six months ended June 30, 2023, due to full valuation allowance to offset any deferred tax assets.

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

•
In the first half of 2022, we completed a crossover round consisting of sales of 274,840 shares of our common stoack at a price of $9 per shares for total proceeds of approximately $2.5 million.

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
•
In July 2023, MAIA announced that the first 2 patients dosed with THIO continue to be alive for approximately 12.2 and 11.5 months respectively, from treatment initiation. They have remained free of disease progression for 10.2 and 8.5 months, respectively, without requiring any additional therapy. We also highlighted that out of the first 11 patients with post-baseline scans, 82% (9 patients) met the disease control primary endpoint at first response assessment. For contrast, in similar heavily treated NSCLC patients, typical disease control rates (DCR) are in the 25-35% range.

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

Financial Operations Overview and Analysis for the Three and Six Months Ended June 30, 2023 and 2022

Comparison of the three months ended June 30, 2023 and 2022

	Three Months Ended June 30,
			Change
	2023	2022	Dollars	Percentage
Operating expenses:
Research and development expenses	$2,599,315	$2,119,465	$479,850	23%
General and administrative expenses	2,065,331	1,322,579	742,752	56%
Total operating costs and expenses	4,664,646	3,442,044	1,222,602	36%
Loss from operations	(4,664,646)	(3,442,044)	(1,222,602)	36%
Other (expense) income:
Interest expense	(1,715)	(104)	(1,611)	1549%
Interest income	172	429	(257)	(60)%
Australian research and development incentives	39,766	135,836	(96,070)	(71)%
Change in fair value of warrant liability	102,799	—	102,799	100%
Other income, net	141,022	136,161	4,861	4%
Net loss	(4,523,624)	(3,305,883)	(1,217,741)	37%
Net loss attributable to MAIA Biotechnology, Inc. shareholders	$(4,523,624)	$(3,305,883)	$(1,217,741)	37%

Operating Expenses

Research and development expenses

Research and development expenses increased by approximately $480,000 or 23%, from approximately $2,119,000 for the three months ended June 30, 2022 to approximately $2,599,000 for the three months ended June 30, 2023. The increase was primarily related to an increase in scientific research of approximately $443,000, an increase in payroll and bonus expenses of approximately $196,000 related to the increased headcount of additional research and development employees, an increase in stock-based compensation costs of approximately $58,000, and an increase of approximately $31,000 in other expenses offset by a decrease in Clinical and Scientific research of approximately $206,000 due to less THIO-101 trial start-up fees, and a decrease in consulting of approximately $42,000.

General and administrative expenses

General and administrative expenses increased by approximately $743,000, or 56% from approximately $1,323,000 for the three months ended June 30, 2022 to approximately $2,065,000 for the three months ended June 30, 2023. The increase was primarily related to an increase other expenses of approximately $727,000 related to the costs of operating a public company, and an increase in payroll expense of approximately $134,000, offset by a decrease in stock-based compensation of approximately $24,000 and professional fees of approximately $94,000.

Other expense, net

Other income, net increased by approximately $5,000 or 4% from other income of approximately $136,000 for the three months ended June 30, 2022 to other income of approximately $141,000 for the three months ended June 30, 2023. The increase was primarily related to the gain from the change in the fair value of the warrant liability of approximately $103,000 offset by a reduction in the Australia research and development incentives of approximately $96,000 and an increase in interest expense of approximately $2,000.

Comparison of six months ended June 30, 2023 and 2022

	Six Months Ended June 30,
			Change
	2023	2022	Dollars	Percentage
Operating expenses:
Research and development expenses	$4,795,306	$4,196,794	$598,512	14%
General and administrative expenses	4,053,590	2,688,808	1,364,782	51%
Total operating costs and expenses	8,848,896	6,885,602	1,963,294	29%
Loss from operations	(8,848,896)	(6,885,602)	(1,963,294)	29%
Other (expense) income:
Interest expense	(6,862)	(104)	(6,758)	6498%
Interest income	508	901	(393)	(44)%
Australian research and development incentives	91,009	165,077	(74,068)	(45)%
Change in fair value of warrant liability	123,741	—	123,741	100%
Other income, net	208,396	165,874	42,522	26%
Net loss	(8,640,500)	(6,719,728)	(1,920,772)	29%
Deemed dividend on warrant modifications	—	(450,578)	450,578	100%
Net loss attributable to MAIA Biotechnology, Inc. shareholders	$(8,640,500)	$(7,170,306)	$(1,470,194)	21%
			-

Operating Expenses

Research and development expenses

Research and development expenses increased by approximately $599,000 or 14%, from approximately $4,197,000 for the six months ended June 30, 2022 to approximately $4,795,000 for the six months ended June 30, 2023. The increase was primarily related to an increase in pre-clinical expenses of approximately $662,000 due to an increase in pre-clinical activities, an increase in payroll related expenses and bonus expense of approximately $658,000 related to increased headcount of development employees during the six months ended June 30, 2023, an increase in stock-based compensation of approximately $67,000, and an increase of approximately $40,000 in other expenses offset by decreases in other clinical expenses of approximately $652,000 due to lower start-up costs for the THIO-101 trial, and a decrease in professional fees of approximately $176,000.

General and administrative expenses

General and administrative expenses increased by approximately $1,365,000 or 51% from approximately $2,289,000 for the six months ended June 30, 2022 to approximately $4,054,000 for the six months ended June 30, 2023. The increase was primarily attributable to the increased costs to create additional infrastructure to support our operations as a public company. Increases included an increase in payroll, bonus expenses and benefits of approximately $412,000 related to an increase in headcount over the same period last year, and an increase in other expenses of approximately $1,307,000 primarily related to investor relations and insurance required to operate as a public company, offset by a decrease in professional fees of approximately $147,000 and in stock-based compensation expense of approximately $208,000.

Other expense, net

Other income expense, increased by approximately $43,000 or 26% from approximately $166,000 of other income for the six months ended June 30, 2022 to approximately $208,000 of other income for the six months ended June 30, 2023. The change in other income, net was primarily the result of approximately $124,000 of income related to change in fair value of the warrant liability for the six months ended June 30, 2023 offset by the approximately $74,000 decrease of the income related to the Australian research and development incentive and an approximately $7,000 increase in interest expense.

Liquidity and Capital Resources

Our Ability to Continue as a Going Concern

As of June 30, 2023, our cash totaled $9,146,156 which represented a decrease of approximately $1,805,000 compared to December 31, 2022. As of June 30, 2023, we had working capital of approximately $6,503,000 which represents a decrease of approximately $2,036,000 compared to December 31, 2022. We have generated no revenues as of June 30, 2023. The Company’s current operating plan indicates that it will continue to incur losses from operations and generate negative cash flows from operating activities given ongoing expenditures related to the completion of its ongoing clinical trials and the Company’s lack of revenue generating activities. Based on the Company’s cash reserves as June 30, 2023 of $9,146,156 and current financial condition as of the date of the Quarterly Report on Form 10-Q, the accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

On August 1, 2022, the Company sold 2,000,000 shares of common stock at $5 per share for gross proceeds of $10,000,000 in an initial public offering. On August 3, 2022, the Company sold an additional 300,000 shares of common stock at $5 per share for gross proceeds of $1,500,000 per the overallotment option for the underwriter. Concurrently with the closing of the Company’s initial public offering, the Company issued warrants to purchase an aggregate of up to 100,000 shares of its common stock to the Representative or its designees, at an exercise price of $6.25 per share. The warrants are exercisable beginning on January 23, 2023, and expire on July 27, 2027, pursuant to the terms and conditions of the warrants. On August 3, concurrently with the full exercise of the Underwriter’s over-allotment option, the Company issued additional warrants to purchase an aggregate of up to 15,000 shares of its common stock to the Representative or its designees on the same terms.

On April 27, 2023, the Company sold 2,555,500 shares of the Company’s common stock at a price of $2.25 per share in an underwritten public offering. ThinkEquity served as underwriter of the offering. The aggregate net proceeds of the offering were approximately $4.4 million, after deducting underwriting discounts and offering expenses. Concurrently with the closing of the public offering, the Company also issued warrants to purchase an aggregate of up to 127,775 shares of its common stock to ThinkEquity or its designees, at an exercise price of $2.8125 per share. The warrants are exercisable beginning on October 24, 2023, and expire on April 24, 2028, pursuant to the terms and conditions of the warrants

We will need to raise additional capital to fund our operations, to develop and commercialize THIO, and to develop, acquire or in-license other products. We may seek to fund our operations through public equity, private equity, or debt financings, as well as other sources. We cannot make any assurances that additional financings will be available to us and, if available, on acceptable terms or at all. This could negatively impact our business and operations and could also lead to the reduction of our operations.

Cash Flows

Cash Flows six months ended June 30, 2023 and 2022

	Six Months Ended June 30,

	2023	2022
Net cash flows used in operating activities	$(5,921,281)	$(4,827,231)
Net cash flows provided by financing activities	4,119,522	2,411,027
Effect of foreign currency exchange rate changes on cash	(3,012)	(8,076)
Net increase in cash and cash equivalents	$(1,804,771)	$(2,424,280)

Operating Activities

For the six months ended June 30, 2023, net cash used in operating activities was approximately $5,920,000, which consisted of a consolidated net loss of approximately $8,641,000 offset by non-cash charges of approximately $1,157,000 in stock-based compensation, approximately 974,000 of stock options issued to satisfy the accrued bonus, approximately $488,000 of expense to issue stock to consultants offset by the remeasurement of the warrant liability of approximately $124,000. Total changes in operating assets and liabilities of approximately $225,000 were driven by an approximate $309,000 decrease in prepaid expense and other assets, and an approximate $7,000 net increase in accounts payable and accrued expenses offset by an approximate $91,000 increase in the Australia research and development incentives receivable.

For the six months ended June 30, 2022, net cash used in operating activities was approximately $4,827,000, which consisted of a net loss of approximately $6,720,000 offset by non-cash charges of approximately $1,298,000 in stock-based compensation. Total changes in operating assets and liabilities of approximately $594,000 were driven by an approximate $962,000 increase in accounts payable and accrued liabilities, offset by an approximate $203,000 increase in prepaid expenses and other assets and an approximate increase of $165,000 in Australia research and development incentives receivables.

For the six months ended June 30, 2023 the effect of foreign currency exchange rate changes on cash decreased the cash balance as of June 30, 2023 by approximately $3,000 versus approximately $8,000 for the six months ended June 30, 2022.

Financing Activities

Net cash provided by financing activities was approximately $4,120,000 and $2,411,000 for the six months ended June 30, 2023 and 2022, respectively. Total net cash provided by financing activities for the six months ended June 30, 2023 consisted primarily of approximately $4,398,000 net proceeds from the follow-on offering offset by an approximate $278,000 decrease in deferred offering costs. Total net cash provided by financing activities for six months ended June 30, 2022 consisted of proceeds for issuance of common stock net of transactions costs totaling approximately $2,474,000, proceeds from exercise of stock options of approximately $48,000 and proceeds from the exercise of warrants of $385,000 offset by an approximate $496,000 decrease in deferred offering costs.

Critical Accounting Policies and Significant Judgments and Estimates

Our condensed consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP). These accounting principles require us to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements. We believe that the estimates, judgments and assumptions are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made. To the extent there are material differences between these estimates, judgments or assumptions and actual results, our financial statements will be affected. For a discussion of our critical accounting estimates, please read Part II, Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on March 24, 2023. There have been no material changes to the critical accounting estimates previously disclosed in such report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company and are not required to provide the information otherwise required under this item.

Item 4. Controls and Procedures.

Management’s Evaluation of our Disclosure Controls and Procedures

Under the supervision of and with the participation of our management, including our Chief Executive Officer, who is our principal executive officer, and our Chief Financial Officer, who is our principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2023 the end of the period covered by this Quarterly Report. The term “disclosure controls and procedures,” as set forth in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms promulgated by the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a control system, misstatements due to error or fraud may occur and not be detected. Based on the evaluation of our disclosure controls and procedures as of June 30, 2023, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

In connection with the preparation of the Company’s financial statements for the year ended December 31, 2022, as previously disclosed in our Form 10-K, as filed on March 24, 2023 certain matters involving internal control over financial reporting rose to the level of a material weakness. Specifically, the Company noted 1) insufficient segregation of duties within the Company’s control activities and procedures throughout the year, and 2) an insufficient level of detail to identify all relevant risks of material misstatement including the risks associated with the accounting treatment and financial reporting of non-recurring complex transactions. These factors contributed to a material weakness in the application of U.S. GAAP to effectively evaluate the accounting treatment for certain non-recurring complex transactions during the quarter ended September 30, 2022. The material weakness in our disclosure controls and procedures continued to exist as of the first quarter of 2023. In the second quarter of 2023, this material weakness was remediated as a result of the following actions taken during the year:

•
As part of our management internal control assessment, we reassigned roles and responsibilities in the accounting and finance functions in the accounting system to mitigate risks associated with segregation of duties.
•
We engaged with a third-party consultant to assist management with identifying and correctly accounting for non-recurring complex transactions.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent sales of unregistered securities

On March 8, 2023, we entered into an agreement with The Money Channel NYC Inc. (“Money Channel”) for media services, pursuant to which we issued 22,500 shares of common stock on March 8, 2023 and an additional 22,500 shares of common stock on June 8, 2023. We will issue Money Channel an additional 22,500 shares of common stock every ninety days after the execution date of the contract until termination of the agreement. The term of the agreement extends for 180 days from the date of execution, and renews automatically until we provide written notice prior to the end of the term.

On April 3, 2023, the Company entered into an agreement with Acorn Management Partners, LLC for professional relations services, pursuant to which the Company issued 43,000 restricted shares of common stock on April 6, 2023 and has agreed to issue an additional $45,000 worth of restricted shares of common stock, with the number of shares of the Company to be determined by dividing the $45,000 by the closing price in six months and again nine months after the execution date of the contract unless the contract is terminated.

On April 6, 2023, the Company entered into an agreement with Outside the Box Capital Inc. for media services, pursuant to which we agreed to issue $50,000 worth of restricted shares of common stock on April 11, 2023, the effective date of the agreement. Based on the closing price of common stock on April 11, 2023, 13,021 restricted shares of common stock were issued. The agreement for media services was cancelled on May 31, 2023.

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

On April 27, 2023, the Company sold 2,555,500 shares of the Company’s common stock at a price of $2.25 per share in an underwritten public offering. ThinkEquity served as underwriter of the offering. The aggregate net proceeds of the offering were approximately $5.1 million, after deducting underwriting discounts and expenses. The shares of common stock were offered, issued and sold to the public pursuant to the Registration Statement on Form S-1, as amended from time to time (File No. 333-269606).

Purchases of equity securities by the issuer and affiliated purchasers.

None.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None

Item 6. Exhibits.

The following exhibits are included, or incorporated by reference, in this
Quarterly Report on Form 10-Q for the quarter ended June 30, 2023 (and are numbered in accordance with
Item 601 of Regulation S-K).

Exhibit Number	Description
3.1(1)	Amended and Restated Certificate of Incorporation of MAIA Biotechnology, Inc.
3.2(1)	Amended and Restated Bylaws of MAIA Biotechnology, Inc.
4.1(2)	Form of Representative's Warrant (included in Exhibit 10.1).
10.1(2)	Underwriting Agreement by and between the Company and the Representative dated April 24, 2023.
10.2(3)	Amendment No. 1 to MAIA Biotechnology, Inc. 2021 Equity Incentive Plan.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

(3) Filed as an exhibit to our Registration Statement on Form S-8 filed with the SEC on June 30, 2023.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Company Name

Date: August 8, 2023	By:	/s/ Vlad Vitoc
Vlad Vitoc
Chief Executive Officer

Date: August 8, 2023	By:	/s/ Joseph McGuire
Joseph McGuire
Chief Financial Officer