Form 10-K
period 2023-12-31
MAIA Biotechnology, Inc.
filed 2024-03-21
CIK 1878313

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

The aggregate market value of the registrant's common stock held by non-affiliates of the registrant on June, 2023, based on a closing price of $2.20 was $22,484,200.

The number of shares of Registrant’s Common Stock outstanding as of March, 21 2024 was 20,002,826

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the annual stockholder meeting to be held in 2024 are incorporated by reference into Part III of this Annual Report on Form 10-K as noted herein. The registrant intends to file its proxy statement within 120 days after its fiscal year end.

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

PART I

Item 1. Business.

Our Company

We are a clinical-stage biopharmaceutical company developing targeted immunotherapies for cancer. THIO (6-thio-dG or 6-thio-2 ‘-deoxyguanosine), our lead asset, is an investigational dual mechanism of action drug candidate incorporating telomere targeting and immunogenicity. In July 2022, the first patient was administered with THIO in our Phase 2 human trial (THIO-101) in Australia. In December 2022, regulatory authorities in three European countries, Hungary, Poland, and Bulgaria, approved the implementation of THIO-101, Phase 2 clinical trial evaluating THIO in patients with Non-Small Cell Lung Cancer (NSCLC). Patients with advanced NSCLC will be treated first with THIO followed a few days later by the immune checkpoint inhibitor Libtayo® (cemiplimab), manufactured and commercialized by Regeneron. Cemiplimab is a fully human monoclonal antibody targeting the immune checkpoint receptor PD-1 on T-cells. Cemiplimab has been approved in the United States and the rest of the world for multiple cancer indications, including NSCLC. In February 2021, we signed a clinical supply agreement with Regeneron to receive cemiplimab at no cost, which represents a significant cost-savings for the study. In return, we have granted Regeneron exclusive development rights in combination with PD-1 inhibitors for NSCLC for the study period. Based on the clinical data generated by our THIO-101 trial, in late 2024, we plan to seek an accelerated approval of THIO in the United States for the treatment of patients with advanced NSCLC, but even if granted, accelerated approval status does not guarantee an accelerated review or marketing approval by the Food and Drug Administration (FDA). In addition, in 2025, we plan to initiate a Phase 2 clinical trial in multiple solid tumor indications of THIO administered in sequence with Anti-PD-1or Anti-PD-L1 agents.

We were incorporated in Delaware in August 2018, and have operations in Chicago, Illinois, with some of our team members setup virtually and working remotely in California, North Carolina, and New Jersey, among others. Our principal executive office is located at 444 West Lake Street, Suite 1700, Chicago, IL 60606, and our phone number is (312) 416-8592. In July 2021, we established a wholly-owned Australian subsidiary, MAIA Biotechnology Australia Pty Ltd., to conduct various preclinical and clinical activities for the development of our product candidates. ln April 2022, we established a wholly owned Romanian subsidiary, MAIA Biotechnology Romania S.R.L. to conduct various preclinical and clinical activities for the development of our product candidates. Our website address is www.MAIABiotech.com. The information contained on our website is not incorporated by reference into this prospectus supplement, and you should not consider any information contained on, or that can be accessed through, our website as part of this prospectus supplement or in deciding whether to purchase our securities.

Our Lead Product Candidate

THIO is a telomere-targeting agent currently in clinical development to evaluate its activity in NSCLC. Telomeres, along with the enzyme telomerase, play a fundamental role in the survival of cancer cells and their resistance to current therapies. THIO is being developed as a second- or later line of treatment for NSCLC for patients that have progressed beyond the standard-of-care regimen of existing checkpoint inhibitors.

In 2019, our research team discovered that THIO produced telomere modifications and disruption, which ultimately induced cancer-specific innate and adaptive immune responses against immunologically “cold” or tumor types that were unresponsive to immune checkpoint inhibitors. This hypothesis was tested and demonstrated in syngeneic and humanized mouse models. THIO administered to mice in low doses and followed by an immune-checkpoint inhibiting agent, such as an anti-PD-1 or anti-PD-L1 compound, induced complete tumor regression with no tumor recurrence during the 14 weeks of observation. Further, no toxicities were reported in the tumor-free mice. These new findings were published in the peer-reviewed research scientific journal, Cancer Cell in July 2020. Based on these recent discoveries, a new therapeutic approach has been designed to advance THIO into a Phase 2 clinical trial (THIO-101) in patients with advanced NSCLC.

Our regulatory strategy includes a filing of an Investigational New Drug application (IND) with the United States Food and Drug Administration (U.S. FDA or FDA). This was granted and will allow U.S. sites to participate in the THIO-101 NSCLC trial. The human safety data generated in Australia and Europe constituted the basis of the IND application. Although we plan to rely solely on the safety and efficacy data we generate in our own clinical trials in support of our planned New Drug Application (NDA) filing, and do not plan to rely on clinical data generated by unaffiliated third parties, we take added confidence in the potential tolerability of THIO in light of the fact that the THIO dose selected of 180 mg/cycle is 14 times lower than the maximum tolerated dose tested in the earlier clinical trials sponsored by the National Cancer Institute (NCI) in the 1970s. The THIO-101 Phase 2 trial is a proof-of-concept study that may be modified depending on interim results to include both primary and secondary endpoints and be consistent with previously approved cancer treatments. In September 2022, we submitted a pre-IND meeting request to the FDA to discuss, among other elements, the existing non-clinical and clinical data to support the conduct of our planned THIO-101 Phase 2 trial under an IND to include patients from the U.S. MAIA received feedback in-line with the proposed plans from the FDA regarding its manufacturing, preclinical and clinical development plan. MAIA also obtained guidance from the FDA on the assessment of its safety and efficacy in the THIO-101 Phase 2 trial that was incorporated in the U.S. IND application. The U.S. IND was granted in 2023.

Based on the clinical data we aim to generate in the THIO-101 study and assuming THIO achieves its intended clinical effect with a manageable safety profile at one of the doses tested in the study, we expect to seek early FDA guidance on the possibility of utilizing one or more of FDA’s expedited programs for serious conditions, such as fast track designation, breakthrough therapy designation, priority review and/or accelerated approval designation. Accelerated approval status does not guarantee an accelerated review or marketing approval by the FDA. The TH10-101 study protocol may need to be amended to increase the number of patients enrolled, undergo modification of the statistical analysis, or change in the trial design and/or primary endpoints.

On April 11, 2023, we announced positive topline data related to the completion of Part A, safety lead-in portion of the THI0-101 trial which showed that administration of THIO, at the highest dose of 360 mg/cycle in sequential combination with Regeneron’s anti-PD-1 therapy, Libtayo® was well tolerated with no dose limiting toxicities or significant treatment-related adverse events reported.

On April 18, 2023, we published data in Hepatocellular Carcinoma (HCC) models: as monotherapy, THIO achieved complete and durable responses in Hepatocellular Carcinoma (HCC), the dominant histology in primary liver cancer (90%), in in vivo models. When combined with Libtayo®, duration of response was further potentiated. Even upon rechallenge with two times more cancer cells and no additional treatment, tumor growth was completely prevented. Administration of THIO alone and in combination with Libtayo® generated anticancer immune memory.

On April 20, 2023, we announced preliminary survival data from Part A of THIO-101. The first two patients enrolled in Part A of the study continued to be alive, approximately 10 and 9 months respectively, from treatment initiation. Both patients have advanced Stage IV metastatic disease and are heavily pretreated, receiving third and fourth line of therapy respectively after previously failing treatment with an immune checkpoint inhibitor. They continue to be progression free following their last dose of THIO, 7 and 6 months respectively, with no new treatment. The current treatment options in patients with advanced relapsed or refractory NSCLC who failed two or more therapy regimens are limited and show minimal benefit. Furthermore, discontinuation of treatment is rapidly followed by physical decline and death, therefore seeing patients with such survival and no disease progression in this clinical setting, is noteworthy. In real-world clinical practice, observed survival in such heavily pretreated patients is 3-4 months.

On June 20, 2023, we announced updates in enrollment in THIO-101 in Europe. To that date, 29 patients have been dosed in THIO-101. With the addition of sites in Hungary, Poland, and Bulgaria in March 2023, THIO-101 has rapidly increased the number of patients enrolled and dosed with THIO. Thirteen sites were activated with another two new additional sites ready to open shortly afterward.

On July 10, 2023, we announced updates on preliminary survival data in the Part A safety lead-in of THIO-101. The first 2 patients enrolled in the study continued to be alive, approximately 12.2 and 11.5 months respectively, from treatment initiation. Both patients have advanced Stage IV metastatic disease and failed 2 prior lines of therapy, including one line with an immune checkpoint inhibitor (CPI), and platinum-based chemotherapy. Following the conclusion of study treatment, they have remained free of disease progression for 10.2 and 8.5 months, respectively, without requiring any additional therapy.

On July 11, 2023, we announced updates on disease control data in the part A safety lead-in of THIO-101. Of the first 11 patients enrolled in THIO-101 to complete at least 1 post baseline response assessment, 9 (82%) met the primary endpoint of disease control (defined as a Complete Response, Partial Response, or Stable Disease per RECIST 1.1). All patients enrolled have previously failed 2 or more prior lines of treatment including an immune CPI and platinum-based chemotherapy for advanced NSCLC.

On October 24, 2023, we reported unprecedented interim disease control rate (DCR) of 100% in second-line treatment that far surpasses standard of care (SoC) DCR of 53-64%, presented at ESMO 2023. DCR is far stronger than overall response rate (ORR) in predicting overall survival benefit, as shown in a recent meta-analysis of 74 clinical trials worldwide in NSCLC.

On December 19, 2023, we announced dose selection for THIO-101, a Phase 2 clinical trial evaluating its lead asset, THIO, in sequential combination with Regeneron’s anti-PD-1 cemiplimab (Libtayo®) in patients with advanced non-small cell lung cancer (NSCLC). During the dose-finding stage of THIO-101, patients were administered either 60mg, 180mg, or 360mg of THIO per cycle, followed by 350mg of cemiplimab (Libtayo®). The selected dose, 180mg/cycle, presented better safety profile and outperformed the other doses in the key measures of efficacy for NSCLC trials. Subsequently, all future trial participants will be treated with THIO 180mg/cycle.

On January 17, 2024, we announced new interim data for our ongoing THIO-101 Phase 2 trial in non-small cell lung cancer (NSCLC). In the latest available data from THIO-101 (November 13, 2023), 60 patients had been dosed with THIO in sequential combination with Libtayo®. The patients received either 60mg, 180mg, or 360mg of THIO per dose, and 42 had at least one post baseline assessment completed. The observed disease control was well sustained compared to previous scans.

On February 7, 2024, we announced publication of international Patent Cooperation Treat (PCT) application titled “Dinucleotides and Their Use in Treating Cancer.” The new dinucleotides disclosed in the patent application are telomere-targeting molecules, such as THIO fragments or other THIO analogues. These compounds are key next-generation telomere-targeting agents, an important extension of MAIA’s innovative cancer treatment platform. The PCT system streamlines the process for obtaining patent protection globally. Under the PCT, applicants can seek patent protection in a large number of countries.

On February 22, 2024, we announced completion of enrollment in Phase 2 THIO-101 go-to-market clinical trial. The trial reached the enrollment target of 41 patients for the 180mg/dose on February 19, 2024. As of the latest data available for the trial, 79 patients had received either 60mg (24 patients), 180mg (41 patients) or 360mg (14 patients). The original trial design targeted up to 182 patients, including all patients in the safety lead-in and 41 patients in each of the 3 tested doses (60mg, 180mg, and 360mg). Following the selection of 180 mg/cycle as the optimal dose in December 2023, all patients were subsequently enrolled at the 180mg/cycle dose and trial enrollment was completed ahead of schedule.

On March 6, 2024, we announced interim efficacy data for THIO-101 Phase 2 trial in NSCLC. In the latest data available (January 8, 2024), the overall response rate (ORR), characterized as partial or complete response to therapy, was 38% (3 out of 8 patients) in the efficacy evaluable population for combination THIO 180mg + cemiplimab in third-line treatment for NSCLC patients who failed treatment with immune checkpoint inhibitors in prior lines of therapy, with or without chemotherapy.

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

Telomere maintenance is a fundamental biologic process for cell proliferation and resilience in cancer cells, and thus represents one of the key therapeutic targets for cancer treatment. Telomerase is an enzyme that is present in a majority of human cancer cells (over 85% in the aggregate), across various tumor types. In contrast, its activity is detected in less than 1% of normal cells. THIO has only been shown to be active in cancer cells that are telomerase positive (TERT+) and actively dividing. Cancer cells are constantly telomerase positive due to an uncontrolled division process, while a relatively small number of normal cells are telomerase positive only transiently. Therefore, THIO activity is expected to be highly specific to cancer cells versus normal cells. Cancer-specific disturbance of telomeric structure, mediated by telomerase, is likely to lead to disruption in the cell cycle, followed by a very rapid and telomere-length independent cell death. THIO was observed in preliminary in vitro and in vivo studies to induce cancer-specific telomere disruption, by using the enzyme telomerase which differentiates THIO from all other available cancer therapies currently in clinical use. We are also currently developing potential next-generation small molecule telomere modifying agents with the goal of identifying additional proprietary drug candidates, across multiple cancer types. We have generated eighty-two (82) new telomere-targeting compounds of which sixty (60) compounds have been evaluated in vitro. Currently, seven (7) molecules have been selected for further evaluation in additional in vitro and in vivo models.

Human clinical trials prior to approval are typically conducted in three sequential Phases that may overlap or be combined. In Phase 1, the drug or biologic is initially introduced into healthy human subjects and tested for safety, dosage tolerance, absorption, metabolism, distribution and excretion. In Phase 2, the drug or biologic is evaluated in a limited patient population to identify possible adverse effects and safety risks, to preliminarily evaluate the efficacy of the product for specific targeted diseases and to determine dosage tolerance, optimal dosage and dosing schedule for patients having the specific disease. In Phase 3, larger-scale clinical trials are undertaken to evaluate clinical efficacy and safety and the overall risk/benefit ratio of the product. Post-approval studies, or Phase 4 clinical trials, may be conducted voluntarily, or as a condition of FDA’s approval of a drug. These studies may be used to confirm preliminary efficacy results, gain additional experience from the treatment of certain patient populations, or to support additional indications or labeling changes.

We completed our selection process for the clinical sites for our Phase 2 study in Australia and Europe and our application to start the Phase 2 study in Australia was approved on March 1, 2022, by the Australian Regulatory Agency—Bellberry Human Research Ethics Committee. In July 2022, the first patient was administered with THIO in our Phase 2 human trial (THIO-101) in Australia. In December 2022, regulatory authorities in three European countries, Hungary, Poland, and Bulgaria, approved the implementation of THIO-101, Phase 2 clinical trial evaluating THIO in patients with NSCLC.

In March 2022, the FDA granted Orphan Drug Designation (ODD) to THIO for the treatment of HCC, in May 2022, the FDA granted the second ODD to THIO for the treatment of small cell lung cancer, and in late 2023, a third ODD for Malignant Gliomas Brain

Cancer. The FDA’s Office of Orphan Products Development may grant orphan designation status to drugs and biologics that are intended for the treatment, diagnosis or prevention of rare diseases, or conditions that affect fewer than 200,000 people in the U.S. ODD provides certain benefits, including financial incentives, to support clinical development and the potential for up to seven years of market exclusivity for the drug for the designated orphan indication in the U.S. if the drug is ultimately approved for its designated indication.

Our Second Generation Molecule Candidates

We have initiated an early-stage research and discovery program aimed at identifying new compounds capable of acting through similar mechanisms of activity as THIO, such as the targeting and modifying telomeric structures of cancer cells through cancer-cell intrinsic telomerase activity. The main objective for this program is to discover new compounds with potentially improved specificity towards cancer cells relative to normal cells and with potentially increased anticancer activity. This program may also allow us to strengthen our patent portfolio. Although the program is in early stages and we may not be able to identify suitable compounds, we believe we will be able to create a second generation of THIO-like compounds.

Our current 2nd-generation pipeline of potential telomere-targeting agents includes seven compounds that have successfully undergone in vitro inhibitory testing in five cancer models. The data from those studies showed a significantly lower 50% inhibitory concentration (IC50) for those compounds compared to THIO. Based on those data, we have progressed those seven compounds to in vivo testing. In January 2023, we nominated one lead new molecular entity candidate (designated as MAIA-2021-20) and one back-up new molecular entity candidate (MAIA-2022-12) for further advancement into preclinical GLP-toxicity and other studies and may advance one of these candidates into human clinical trials upon completion of the required preclinical evaluations. A third candidate (MAIA-2021-029) was selected in June 2023.

MAIA also filed a broad provisional patent application covering the composition of matter for the new telomere-targeting molecules in the fourth quarter of 2022.

OUR PIPELINE

Our robust pipeline includes several targeted immuno-oncology candidates for relapsed and refractory cancers.

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

THIO Market Opportunity and Unmet Medical Need

Most cancer cells are telomerase positive (TERT+), including 57% to 100% of primary human cancers dependent upon tumor type, indicating a significant potential therapeutic utilization for THIO across most of the tumor types. We believe successful targeting of telomeres in TERT+ cancers may represent a significant potential for broad therapeutic utilization.

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

Sources: Incidence, Prevalence, Mortality (Global Cancer Observatory / WHO); Sales (Global Data).

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

Current Landscape of Checkpoint Inhibitor Franchises

Drug	Company	2022 Sales ($B)	Indications (tumor types)	NSCLC	SCLC	CRC	HCC
Year of FDA Approval

KEYTRUDA(pembrolizumab)	Merck	20.9	18	2015	2019	2017	2018
OPDIVO(nivolumab)	BMS / Ono	8.2	11	2015	2018	2017	2017
TECENTRIQ(atezolizumab)	Genentech / Roche	3.9	5	2016	2019		2020
IMFINZI(durvalumab)	AstraZeneca	2.8	4	2018	2020		2022
TYVYT(sintilimab)	Eli Lilly / Innovent	0.3	3
LIBTAYO(cemiplimab)	Regeneron	0.5	3	2021
BAVENCIO(avelumab)	Pfizer / Merck AG	0.6	3
TEVIMBRA (tislelizumab)	BeiGene	0.4	1
JEMPERLI (dostarlimab)	GSK	0.3	1
TOTAL		37.9

Source: BioMed Tracker 2022

Intellectual Property

Our global patent and patent-pending estate covers several areas. Telomerase mediated telomere altering compounds and treatment of therapy-resistant cancers are part of our portfolio. Further, THIO’s immunogenic treatment strategy, which focuses on sequential combination with checkpoint inhibitors has been filed. We maintain five (5) issued patents and have twenty-nine (29) pending applications.

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

Title / PCT Application Number
Telomerase Mediated Telomere Altering Compounds / PCT/US2014/33330 (WO2014/168947), issued in the US (patent no. 10,463,685), CA, MX, NZ and RU (all method of use) pending in BR, CN, EPO, HK and SG.

6-Thio-2'-Deoxyguanosine (6-Thio-dG) Results in Telomerase Dependent Telomere Dysfunction and Cell Death in Various Models of Therapy-Resistant Cancer Cells /
PCT/US2017/34706 (WO2017/205756), pending in the US (method of use), AU, CA, and EPO.

Use of 6-thio-dG to Treat Therapy-Resistant Telomerase positive Pediatric Brain Tumors / PCT/US2019/023596 (WO2019/183482), pending in the US (method of use)
Treatment of Drug Resistant Proliferative Diseases with Telomerase Mediated Telomere Altering Compounds / PCT/US2017/023858 (WO/2017/165675), pending in the US (method of use)

and (2) a non-exclusive worldwide license to develop and commercialize related technology rights. The UTSW1 Agreement includes an exclusive license to US patent no. 10,463,685 (expires April 8, 2034), and pending US patent application nos. 16/450,430 (having an earliest expiration of March 23, 2037, if a patent is granted), 16/304,538 (having an earliest expiration of May 26, 2037, if a patent is granted), and 18/511,417 (having an earliest expiration of March 22, 2039, if a patent is granted). All patents are method of use.

On December 23, 2020, we entered into a second agreement with UTSW, which granted the Company option rights in the UTSW1 Agreement and obtaining additional license rights. This second license with UTSW, which we refer to as the UTSW2 Agreement, we obtained (1) an exclusive, worldwide license to develop and commercialize the following UTSW patent family:

Title / PCT Application Number
Sequential Treatment of Cancers Using 6-Thio-dG and Checkpoint Inhibitors / PCT/US2021/022090, pending in the US and PCT (method of use), AU, BR, CA, CN, EPO, IL,JP, KR, MX, RU, SG, US

and (2) a non-exclusive worldwide license to develop and commercialize related technology rights. The UTSW2 Agreement includes an exclusive license to pending US patent application no. 17/200,539 (having an earliest expiration of March 12, 2041, if a patent is granted). This patent is generally directed to methods of using THIO in combination with immune checkpoint inhibitors.

On July 13, 2022, MAIA Biotechnology filed PCT/US23/70177, US 18/352,220, and TW 112126229, Dinucleotides and their use in treating cancer, for Dinucleotide compounds that target telomers in cancer cells and method for using the dinucleotide compounds in treating cancers alone and in combination with other anticancer-agents and therapies, such as in combination with checkpoint inhibitors and radiation therapy. Pending PCT, US, and TW.

On May 30, 2023, MAIA Biotechnology filed US 63/469,782, Tumor Redox-Activated 6-Thiopurine containing dimer compounds, for 6-thiopurine containing compounds that target telomers in cancer cells and methods for using the compounds in treating cancers alone and in combination with other anticancer agents and therapies. Pending in US.

On October 22, 2023, MAIA Biotechnology and Regeneron filed US ser no. 18/382,521, Treatment of Non-Small Cell Lung Cancer with 6-THIO-dG and Cemiplimab, that discloses the use of treating Non-Small Cell Lung Cancer with 6-THIO-dG followed by cemiplimab. Pending in US. This application is under petition to be converted to a provisional application.

On October 29, 2023, MAIA Biotechnology filed US ser. No. 63/546,242, Telomere-Targeting Phosphatidyl-THIO Conjugates, for Telomere-targeting phosphatidyl-THIO conjugates that target telomers in cancer cells and methods for using the telomere-targeting phosphatidyl-THIO conjugates compounds to treat cancers. Pending in US.

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

Key Team highlights:

•
Our team is led by our Co-founder, Chief Executive Officer and President Vlad Vitoc. He is an M.D. and M.B.A. with over 24 years of experience in the Pharmaceuticals and Biotechnology industries. He has served on leadership teams in various oncology companies and business units and has a track record of success at Bayer Pharmaceuticals, Astellas Pharma Inc., Cephalon Inc. and Incyte Corporation, including development and commercialization of major oncology brands, organizational capability building, talent recruiting and development, and functional leadership.
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
•
Our Head of Finance and principal financial and accounting officer, Jeffrey Himmelreich, has extensive finance, accounting and public company reporting experience. Prior to his recent appointment, since September 2023, Mr. Himmelreich acted as the Company’s Director of Accounting and Financial Reporting, where he provided oversight for the Company’s filings with the U.S. Securities and Exchange Commission (“SEC”) and other related financial, accounting or reporting matters. From July 2021 to September 2023, Mr. Himmelreich acted as the Chief Financial Officer of Microtech Knives, Inc., a private manufacturer of hand tools. Further, from December 2018 to July 2021, Mr. Himmelreich served as the Director of Finance and Accounting at Avadim Health Inc., a healthcare-related private company, during which time he assisted with SEC filings of Avadim Health Inc. for a proposed initial public offering.

Mr. Himmelreich has a Bachelor of Science (B.S.) in Accounting from the Indiana University of Pennsylvania, and a Master of Business Administration from Pennsylvania State University.

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

2.
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

3.
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

4.
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

5.
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
6.
Remus Vezan, M.D., Ph.D. – Vice President, Global Clinical Development at BeiGene
•
Completed his medical training (M.D. and Ph.D.) at the University of Medicine and Pharmacy Cluj, Romania and University of Bern, Switzerland
•
Seasoned leader in drug development of novel therapeutic modalities, including cell and gene therapies, with over 20 years of academic and biopharmaceutical industry experience, and had a seminal contribution to the development and approval of multiple products, including TECARTUS®, YESCARTA® or IMBRUVICA®
•
On our SAB, will assist in development and strategy for approval of THIO in multiple tumor types.

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

Role of the Enzyme Telomerase

Telomerase is a ribonucleoprotein enzyme (reverse transcriptase) that synthesizes telomere repeats from the beginning, or de novo. In human cells, the telomerase holoenzyme consists of a high-molecular-weight complex with a template region-containing RNA subunit, hTR, and a protein component, the catalytic subunit human telomerase reverse transcriptase (hTERT). In most normal somatic cells, telomerase activity is absent and telomere repeats are lost with cell division and with aging. Telomerase is especially important in fetal tissues, reproductive cells and other tissues where extensive cell proliferation is necessary. However, most adult normal tissues are telomerase silent. Telomere attrition, beyond a certain threshold, results in the uncapping of chromosome ends, which subsequently induces DNA damage and onset of replicative senescence. In contrast, about 57% to 100% of all cancer cells in most tumor types have detectable telomerase activity, which leads to the stabilization of telomeres and allows for unlimited growth potential along with disease progression. Successful targeting of telomerase positive (TERT+) cancers represents a significant potential for therapeutic utilization in almost all tumor types.

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

THIO is believed to selectively target telomerase positive (TERT+) cancer cells, where the enzyme is activated, versus normal cells. 57% to 100% of primary human cancers are TERT+ dependent upon tumor type, indicating a significant potential therapeutic utilization for THIO in almost all tumor types. THIO’s cancer-specific disturbance of telomeric structure by telomerase leads to disruption in the cell cycle, followed by rapid cell death. Based on extensive review of publicly-available information, THIO’s direct telomere targeting action utilizing telomerase is different from other commercially available cancer therapies and those currently in publicly disclosed clinical trials.

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

In March 2022, the FDA granted Orphan Drug Designation (ODD) to THIO for the treatment of HCC, in May 2022, the FDA granted the second ODD to THIO for the treatment of small cell lung cancer, and in late 2023, a third ODD for Malignant Gliomas Brain Cancer). The FDA’s Office of Orphan Products Development may grant orphan designation status to drugs and biologics that are intended for the treatment, diagnosis or prevention of rare diseases, or conditions that affect fewer than 200,000 people in the U.S. ODD provides certain benefits, including financial incentives, to support clinical development and the potential for up to seven years of market exclusivity for the drug for the designated orphan indication in the U.S. if the drug is ultimately approved for its designated indication.

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

The following chart sets forth the design of the THIO-101 trial:

This “dose-finding” trial is designed to assess the safety, mechanism of activity, and immune system activation of three THIO doses tested out in separate arms administered in parallel. Each dosing arm will be further evaluated for efficacy based on Overall Response Rate (ORR), Duration of Response (DoR) and Progression Free Survival (PFS) to determine to optimal (safe and effective) dose of THIO administered in sequence with cemiplimab. Subsequently, we expect to target earlier lines of therapy (1st line) in a pivotal Phase 3 confirmatory studies in NSCLC. As of February 2024, dose selection and enrollment had been completed, but monitoring and assessment of dosed subjects are ongoing as patients continue to with the postbaseline scans and data matures.

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
colorectal cancer (CRC)
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

Strategic Collaborations and Key Agreements

Through our licensing agreements with The University of Texas Southwestern Medical Center (“UTSW”), we have commercial rights to certain U.S. patents, as well as their foreign counterparts, for the use of THIO in treating telomerase-expressing lung and colon cancer cells. We are currently using this technology to study a treatment regimen comprising the use of THIO treatment followed by cemiplimab treatment in NSCLC. In addition, we have licensed a number of pending U.S. and foreign patent applications from UTSW directed to other indications, and we are continuing to pursue discussions with several companies to develop other treatment regimens using THIO for additional cancer indications.

Clinical Supply Agreement with Regeneron Pharmaceuticals, Inc.

In 2021, we entered into a Clinical Supply Agreement with Regeneron Pharmaceuticals, Inc. (Regeneron) to supply cemiplimab for the THIO-101 study. Regeneron will contribute the drug supply without cost, which represents a significant direct cost savings for our program. In exchange, Regeneron will receive development exclusivity for NSCLC indication during the study period, which means that MAIA cannot study THIO in NSCLC with any other PD-1 antagonist (a product sub-class of immune checkpoint inhibitors). All other tumor types remain open, and we are in discussions with other pharmaceutical companies to evaluate additional agreements that may be appropriate to support the expanded development of THIO. The supply agreement will remain in force until all of the obligations of the parties’ related to the studies contemplated by the agreement are completed, or until terminated by either party. The agreement may be terminated in the event of unsafe use of cemiplimab, material breach, regulatory action or corruption.

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

Title / PCT Application Number
Telomerase Mediated Telomere Altering Compounds / PCT/US2014/33330 (WO2014/168947), issued in the US (patent no. 10,463,685), CA, MX, NZ and RU (all method of use) pending in BR, CN, EPO, HK and SG.

6-Thio-2'-Deoxyguanosine (6-Thio-dG) Results in Telomerase Dependent Telomere Dysfunction and Cell Death in Various Models of Therapy-Resistant Cancer Cells /
PCT/US2017/34706 (WO2017/205756), pending in the US (method of use), AU, CA, and EPO.

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

Title / PCT Application Number
Sequential Treatment of Cancers Using 6-Thio-dG and Checkpoint Inhibitors / PCT/US2021/022090, pending in the US and PCT (method of use), AU, BR, CA, CN, EPO, IL,JP, KR, MX, RU, SG, US

Under the UTSW2 Agreement, we agreed to pay UTSW a minimal license fee, deferred license fees, milestone fees, and running royalties beginning on the first net sale (among others). For additional details regarding our relationship with UTSW, see the section entitled “Business — Intellectual Property —License Agreement 2 with The Board of Regents of The University of Texas System /The University of Texas Southwestern Medical Center.” The UTSW2 Agreement includes an exclusive license to pending US patent application no. 17/200,539 (having an earliest expiration of March 12, 2041, if a patent is granted).

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

Title / PCT Application Number
Telomerase Mediated Telomere Altering Compounds / PCT/US2014/33330 (WO2014/168947), issued in the US (patent no. 10,463,685), CA, MX, NZ and RU (all method of use) pending in BR, CN, EPO, HK and SG.

6-Thio-2'-Deoxyguanosine (6-Thio-dG) Results in Telomerase Dependent Telomere Dysfunction and Cell Death in Various Models of Therapy-Resistant Cancer Cells /
PCT/US2017/34706 (WO2017/205756), pending in the US (method of use), AU, CA, and EPO.

Use of 6-thio-dG to Treat Therapy-Resistant Telomerase positive Pediatric Brain Tumors /PCT/US2019/023596 (WO2019/183482), pending in the US (method of use)
Treatment of Drug Resistant Proliferative Diseases with Telomerase Mediated Telomere Altering Compounds / PCT/US2017/023858 (WO/2017/165675), pending in the US (method of use)

The UTSW1 Agreement also grants the Company a non-exclusive worldwide license under the Technology Rights to develop, manufacture, have manufactured, distribute, have distributed, use, offer for Sale, Sell, lease, loan and/or import Licensed Products in the Field, wherein Technology Rights means Licensor’s rights in technical information, know-how, processes, procedures, compositions, devices, methods, formulas, protocols, techniques, designs, drawings or data created before the Effective Date by Inventors at UTSW which are necessary or reasonably useful for practicing Patent Rights.

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

The UTSW2 Agreement includes an exclusive license to the “Patent Rights” of the worldwide patent family including all provisional applications and any divisionals, continuations, continuations-in-part and foreign counterpart applications that are entitled to claim priority thereto, and any patents resulting therefrom, of the following

Title / PCT Application Number
Sequential Treatment of Cancers Using 6-Thio-dG and Checkpoint Inhibitors / PCT/US2021/022090, pending in the US and PCT (method of use), AU, BR, CA, CN, EPO, IL,JP, KR, MX, RU, SG, US

The UTSW2 Agreement also grants the Company a non-exclusive worldwide license under the Technology Rights to develop, manufacture, have manufactured, distribute, have distributed, use, offer for Sale, Sell, lease, loan and/or import Licensed Products in the Field, wherein Technology Rights means UTSW’s rights in technical information, know-how, processes, procedures, compositions, devices, methods, formulas, protocols, techniques, designs, drawings or data created before the Effective Date by inventors at UTSW which are necessary or reasonably useful for practicing Patent Rights.

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

Companion Diagnostics

Many drugs for cancer indications involving patient-specific genetic mutations or biomarkers are approved by FDA with limitations that the specific genetic mutation must be confirmed in each patient by use of an FDA-approved diagnostic test, commonly referred to as a “companion diagnostic.” The FDA issued a final guidance document in July 2014 addressing agency policy in relation to in vitro companion diagnostic tests. The guidance explains that for some drugs and therapeutic biologics, the use of a companion diagnostic test is essential for the safe and effective use of the product, such as when the use of a product is limited to a specific patient subpopulation that can be identified by using the test. According to the guidance, the FDA generally will not approve such a product if the companion diagnostic is not also approved or cleared for the appropriate indication, and accordingly the therapeutic product and the companion diagnostic should be developed and approved or cleared contemporaneously. The FDA has also issued a Guidance, Principles for Codevelopment of an In Vitro Companion Diagnostic Device with a Therapeutic Product (2016), which is “is intended to be a practical guide to assist therapeutic product sponsors and IVD sponsors in developing a therapeutic product and an accompanying IVD companion diagnostic,” and a Guidance, Developing and Labeling In vitro Companion Diagnostic Devices for a Specific Group of Oncology Therapeutic Products (2020), which “describes considerations for the development and labeling of in vitro companion diagnostic devices (referred to as “companion diagnostics” herein) to support the indicated uses of multiple drug or biological oncology products, when appropriate.”

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

Patent Term Extensions

Depending upon the timing, duration and specifics of FDA approval of the use of our therapeutic candidates, some of our United States patents may be eligible for limited patent term extension under the Hatch-Waxman Act. The Hatch-Waxman Act permits a patent restoration term of up to five years as compensation for patent term lost during product development and the FDA regulatory review process. However, patent term restoration cannot extend the remaining term of a patent beyond a total of 14 years from the product or therapeutic candidate’s approval date. The patent term restoration period is generally one half of the time between the effective date of an IND and the submission date of a NDA, plus the time between the submission date of a NDA and the approval of that application, except that the review period is reduced by any time during which the applicant failed to exercise due diligence. Only one patent applicable to an approved product or therapeutic candidate is eligible for the extension and the application for extension must be made prior to expiration of the patent. The United States Patent and Trademark Office (USPTO), in consultation with the FDA, reviews and approves the application for any patent term extension or restoration. In the future, we intend to apply for restorations of patent term for some of our currently owned or licensed patents to add patent life beyond their current expiration date, depending on the expected length of clinical trials and other factors involved in the submission of the relevant NDA.

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

Healthcare Reform

In the United States and some foreign jurisdictions, there have been, and continue to be, several legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay marketing approval of product and therapeutic candidates, restrict or regulate post-approval activities, and affect the ability to profitably sell product and therapeutic candidates that obtain marketing approval. The FDA’s and other regulatory authorities’ policies may change, and additional government regulations may be enacted that could prevent, limit, or delay regulatory approval of our product and therapeutic candidates. For example, in the United States, the system for FDA to collect and expend user fees paid by manufacturers of drugs, biologics, and medical devices must be reauthorized by statute every five years, and since 1992, each reauthorization legislation has included, to greater or lesser degrees, various other changes to the FDA’s regulatory systems and procedures. The current legislative authority for FDA user fees expired in September 2022, new legislation will be required for FDA to continue collecting prescription drug user fees in future fiscal years. The reauthorization may include new legal provisions that could significantly impact our business in ways that cannot be predicted at this time. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we otherwise may have obtained and we may not achieve or sustain profitability, which would adversely affect our business, prospects, financial condition and results of operations. Moreover, among policy makers and payors in the United States and elsewhere, there is significant interest in promoting changes in healthcare systems with the stated goals of reducing drug prices, containing healthcare costs more generally, improving quality and/or expanding access.

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

In addition, other legislative changes have been proposed and adopted in the United States since the ACA that affect health care expenditures. These changes include aggregate reductions to Medicare payments to providers of up to 2% per fiscal year pursuant to the Budget Control Act of 2011, which began in 2013 and will remain in effect through 2030 unless additional Congressional action is taken. The Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, which was signed into law on March 27, 2020, and was designed to provide financial support and resources to individuals and businesses effected by the COVID-19 pandemic, suspended the 2% Medicare sequester from May 1, 2020 through December 31, 2020, and extended the sequester by one year, through 2030, in order to offset the added expense of the 2020 cancellation.

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

Employees

As of December 31, 2023, we had a total of 13 full-time employees which includes one employee employed by our Romanian subsidiary. We believe that we maintain a satisfactory working relationship with our employees, and we have not experienced any significant labor disputes or any difficulty in recruiting staff for our operations. None of our employees are represented by a labor union.

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

Our Corporate Information

We were incorporated in Delaware in August 2018, and we have operations in Chicago, Illinois, with some of our team members setup virtually and working remotely in California, Nevada, North Carolinia, New Jersey, and Florida, among others. Our principal executive office is located at 444 West Lake Street, Suite 1700, Chicago, IL 60606, and our phone number is (312) 416-8592. In July 2021, we established a wholly owned Australian subsidiary, MAIA Biotechnology Australia Pty Ltd, to conduct various preclinical and clinical activities for the development of our product candidates. In April 2022, we established a wholly owned Romanian subsidiary, MAIA Biotechnology Romania S.R.L. to conduct various preclinical and clinical activities for the development of our product candidates. Our website address is www.MAIABiotech.com. The information contained on our website is not incorporated by reference into this Annual Report on Form 10-K, and you should not consider any information contained on, or that can be accessed through, our website as part of this Annual Report on Form 10-K or in deciding whether to purchase our common stock.

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
•
Our failure to meet the continued listing requirements of NYSE American could result in a delisting of our common stock.
•
Our failure to maintain effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business, financial condition, and results of operations.
•
The limited public company experience of our management team could adversely impact our ability to comply with the reporting requirements of U.S. securities laws, which could have a materially adverse effect on our business.

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

We are a clinical stage biopharmaceutical company with a limited operating history and have incurred losses since our formation. We incurred net losses of $19,772,905 and $15,769,279 for the years ended December 31, 2023 and 2022, respectively. As of December 31, 2023, we had an accumulated deficit of $63,980,177. We have not commercialized any products and have never generated revenue from the commercialization of any product. To date, we have devoted most of our financial resources to research and development, including our preclinical and clinical work, and to intellectual property.

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

Based on our cash reserves at December 31, 2023 of $7.15 million and current financial condition as of the date of this Annual Report on Form 10-K, there is substantial doubt about our ability to continue as a going concern. (See — Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Capital Resources — Our Ability to Continue as a Going Concern” for further information.) Our future funding requirements, both near and long-term, will depend on many factors, including, but not limited to the:

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

We were incorporated in Delaware and began our operations in August 2018. Our operations to date have been limited to financing and staffing our company, licensing candidates, conducting preclinical studies, manufacturing clinical supply, and preparing for and executing clinical studies of THIO. We have not yet demonstrated the ability to successfully complete a large-scale, pivotal clinical trial, obtain marketing approval, manufacture a commercial scale product, arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. Consequently, predictions about our future success or viability may not be as accurate as they could be if we had a history of successfully developing and commercializing pharmaceutical products.

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

Pandemics, such as COVID-19, may adversely impact our business, results of operations, financial condition, liquidity and cash flows and that of our clients.

The COVID-19 pandemic and efforts to control its spread had an impact on our operations. For example, one of our initial clinical studies is taking place in Australia, which previously imposed one of the strictest COVID-19-related measures, including lock-downs, and may do so again in the future. Pandemics, such as COVID-19, may have a material economic effect on our business because our research and development may be affected as a result of delays in study monitoring and data analysis; some participants and clinical investigators may not be able to comply with clinical trial protocols; any quarantines or other travel limitations (whether voluntary or required) may impede participant movement, affect sponsor access to study sites, or interrupt healthcare services, resulting in our inability to conduct our research activities, including our clinical trials; and infections and deaths related to a pandemic may disrupt the United States’ healthcare and healthcare regulatory systems which could divert healthcare resources away from, or materially delay FDA review and/or approval of our product candidates. While the potential economic impact brought by such pandemics may be difficult to assess or predict, it has caused, and may result in further significant disruption of global financial markets, which may reduce our ability to access capital either at all or on favorable terms. In addition, a recession, depression or other sustained adverse market event resulting from a health pandemic could materially and adversely affect our business and the value of our common stock.

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

Separately, in response to the global COVID-19 pandemic, on March 10, 2020 the FDA announced its intention to postpone most foreign inspections of manufacturing facilities and products, and on March 18, 2020, the FDA announced its intention to temporarily postpone routine surveillance inspections of domestic manufacturing facilities. Subsequently, on July 10, 2020 the FDA announced its intention to resume certain on-site inspections of domestic manufacturing facilities subject to a risk-based prioritization system. The FDA intends to use this risk-based assessment system to identify the categories of regulatory activity that can occur within a given geographic area, ranging from mission critical inspections to resumption of all regulatory activities. Regulatory authorities outside the United States may adopt similar restrictions or other policy measures in response to the COVID-19 or similar pandemics. If a prolonged government shutdown occurs, or if global health concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

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

Prior to obtaining approval to commercialize a candidate in the United States or abroad, we must demonstrate with substantial evidence from well-controlled clinical trials, and to the satisfaction of the FDA or foreign regulatory agencies, that such candidates are safe and effective for their intended uses. Results from preclinical studies and clinical trials can be interpreted in different ways. Even if we believe the preclinical or clinical data for our candidates are promising, such data may not be sufficient to support approval by the FDA and other regulatory authorities. The THIO-101 Phase 2 trial is intended to be a proof-of-concept trial that may be expanded depending on interim results and includes both primary and secondary endpoints consistent with previously approved medicines. If THIO achieves its intended effects and does not exhibit unacceptable safety risks, we plan to seek accelerated approval of THIO based on positive results of the expanded Phase 2 THIO-101 trial, followed by full approval based on the results of a single phase 3 clinical study, as opposed to the traditional approach of conducting two or more phase 3 studies. Even if granted, accelerated approval status does not guarantee an accelerated review or marketing approval by the FDA. A single-study approach is permissible in certain circumstances, particularly in oncology, but such circumstances are exceptional and FDA may not agree with that proposed approach, and thus we may be required to conduct two phase 3 trials.

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
•
the expansion of the Israel and Hamas conflict;
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

Our business operations and current and future arrangements with investigators, healthcare professionals, consultants, third-party payors, patient organizations, and customers, may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations. These laws may constrain the business or financial arrangements and relationships through which we conduct our operations, including how we research, market, sell and distribute our product candidates, if approved. Such laws include:

•
the U.S. federal Anti-Kickback Statute, which prohibits, among other things, persons or entities from knowingly and willfully soliciting, offering, receiving, or providing any remuneration (including any kickback, bribe, or certain rebate), directly or indirectly, overtly or covertly, in cash or in kind, to induce or reward, or in return for, either the referral of an individual for, or the purchase, lease, order, or recommendation of, any good, facility, item, or service, for which payment may be made, in whole or in part, under U.S. federal and state healthcare programs such as Medicare and Medicaid. A person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. The U.S. federal Anti-Kickback Statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on the one hand and prescribers, purchasers and formulary managers on the other hand;
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

We are highly dependent on the development, regulatory, commercialization and business development expertise of Vlad Vitoc as well as the other principal members of our management, scientific and clinical teams. Although we have employment agreements, offer letters or consulting agreements with our executive officers, these agreements do not prevent them from terminating their services at any time.

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

Risks Relating to Our Common Stock

Our failure to meet the continued listing requirements of NYSE American could result in a delisting of our common stock.

Our common stock is listed on NYSE American. Section 1003(a)(i) of the NYSE American Company Guide requires a listed company to have stockholders’ equity of $2 million or more if the listed company has reported losses from continuing operations and/or net losses in two of its three most recent fiscal years, and Section 1003(a)(ii) requires a listed company to have stockholders’ equity of $4 million or more if the listed company has reported losses from continuing operations and/or net losses in three of its four most recent fiscal years. Our stockholders’ equity was approximately $0.48 million as of December 31, 2023 and we have had losses from continuing operations and/or net losses in each of our fiscal years ended December 31, 2021, 2022 and 2023. Further, we do not currently satisfy the alternate compliance standards provided in Section 1003(a). We expect to receive a notice from NYSE American informing us that we do not meet the foregoing continued listing requirements. If we receive such a notice, we expect to be afforded 30 days to submit a plan to regain compliance with the stockholders’ equity requirement for NYSE American’s consideration, and if the plan is accepted, to be granted an extension period of up to 18 months from the date of the deficiency notice to regain compliance. If the plan is not accepted or if we are not in compliance with the continued listing standards by such compliance date or if we do not make progress consistent with any such plan submitted to NYSE American during the plan period, the NYSE American may commence delisting procedures.

In the event of a delisting, we can provide no assurance that any action taken by us to restore compliance with NYSE American continued listing requirements would be successful.

If our common stock is ultimately delisted by NYSE American, and we are not able to list our securities on another national securities exchange, we expect our securities could be quoted on an over-the-counter market. If this were to occur, then we could face significant material adverse consequences, including: a material reduction in the liquidity of our common stock and a corresponding material reduction in the trading price of our common stock; a more limited market quotations for our securities; a determination that our common stock is a “penny stock” that requires brokers to adhere to more stringent rules and possibly resulting in a reduced level of trading activity in the secondary trading market for our securities; more limited research coverage by stock analysts; loss of reputation; more difficult and more expensive equity financings in the future; the potential loss of confidence by investors; and fewer business development opportunities.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” If our common stock remains listed on NYSE American, our common stock will be covered securities. Although the states are preempted from regulating the sale of our securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. If our securities were no longer listed on NYSE American and therefore not “covered securities,” we would be subject to regulation in each state in which we offer our securities.

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

At the time of this date of this Annual Report on Form 10-K, 3,863,928 shares of common stock are reserved for issuance under our 2021 Equity Incentive Plan and 436,690 shares of common stock are reserved for issuance under our At-the-Market Offering Agreement dated February 14, 2024 with H.C. Wainwright and Co., LLC. We cannot predict the effect, if any, that market sales of shares of our common stock or the availability of shares of our common stock for sale will have on the market price of our common stock prevailing from time to time. Sales of substantial amounts of shares of our common stock in the public market, or the perception that those sales will occur, could cause the market price of our common stock to decline. Of the shares of common stock outstanding, 5,557,010 are restricted securities within the meaning of Rule 144 under the Securities Act and subject to certain restrictions on resale. Restricted securities may be sold in the public market only if they are registered under the Securities Act, or are sold pursuant to an exemption from registration such as Rule 144 or Rule 701.

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

We have the right to raise additional capital or incur borrowings from third parties to finance our business. The issuance of additional equity securities, whether pursuant to that certain At-the-Market ("ATM") Offering Agreement dated February 14, 2024 with H.C. Wainwright & Co., LLC pursuant to each of which we may also sell up to $1,445,000 million of shares of our common stock, as more fully described elsewhere in this Annual Report on Form 10-K) or otherwise, will dilute the holdings of existing stockholders and may reduce the share price of our common stock. We may also implement public or private mergers, business combinations, business acquisitions and similar transactions pursuant to which it would issue substantial additional capital stock to outside parties, causing substantial dilution in the ownership of the Company by our existing stockholders. Our Board of Directors has the authority, without the consent of any of the stockholders, to cause us to issue more shares of common stock and/or preferred stock at such price and on such terms and conditions as are determined by the Board of Directors in its sole discretion. The issuance of additional shares of capital stock by us will dilute your ownership percentage in the Company and could impair our ability to raise capital in the future through the sale of equity securities.

Certain stockholders who are also officers and directors of the Company may have significant control over our management.

Our directors and executive officers own as of March 21, 2024, an aggregate of 3,844,565 shares of our common stock, which constitutes 19.2% of our issued and outstanding common stock. As a result, our directors and executive officers may have a significant influence on our affairs and management, as well as on all matters requiring stockholder approval, including electing and removing members of our Board of Directors, causing us to engage in transactions with affiliated entities, causing or restricting our sale or merger, and certain other matters. Such concentration of ownership and control could have the effect of delaying, deferring or preventing a change in control of us even when such a change of control would be in the best interests of our stockholders.

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

We are currently operating in a period of economic uncertainty and capital markets disruption, which has been significantly impacted by geopolitical instability due to the ongoing military conflict between Russia and Ukraine and Israel and Hamas.

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

On October 7, 2023, Hamas launched a series of attacks on civilian and military targets in Southern and Central Israel, to which the Israel Defense Forces have responded. In addition, Hezbollah has attacked military and civilian targets in Northern Israel, to which Israel has responded. How long and how severe the current conflict in Gaza becomes is unknown at this time and any continued clash among Israel, Hamas or Hezbollah or other countries or militant groups in the region may escalate in the future into a greater regional conflict.

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

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

We believe cybersecurity is critical to advancing our technological advancements. As a biopharmaceutical company, we face a multitude of cybersecurity threats that range from attacks common to most industries, such as ransomware and denial-of service. Our customers, suppliers, subcontractors, and business partners face similar cybersecurity threats, and a cybersecurity incident impacting us or any of these entities could materially adversely affect our operations, performance, and results of operations. These cybersecurity threats and related risks make it imperative that we expend resources on cybersecurity.

Our Board of Directors oversees management’s processes for identifying and mitigating risks, including cybersecurity risks, to help align our risk exposure with our strategic objectives. Senior leadership, including our cybersecurity consultant, regularly briefs the Board of Directors on our cybersecurity and information security posture and the Board of Directors is apprised of cybersecurity incidents deemed to have a moderate or higher business impact, even if immaterial to us. The full Board retains oversight of cybersecurity because of its importance. In the event of an incident, we intend to follow our detailed incident response playbook, which outlines the steps to be followed from incident detection to mitigation, recovery, and notification, including notifying functional areas (e.g., legal), as well as senior leadership and the Board, as appropriate. Our Cybersecurity consultant has extensive information technology and program management experience. We have implemented a governance structure and processes to assess, identify, manage, and report cybersecurity risks.

As a biopharmaceutical company, we must comply with extensive regulations, including requirements imposed by the Federal Drug Administration related to adequately safeguarding patient information and reporting cybersecurity incidents to the SEC. We work with our cybersecurity consultant on assessing cybersecurity risk and on policies and practices aimed at mitigating these risks. We believe we are positioned to meet the requirements of the SEC. In addition to following SEC guidance and implementing pre-existing third party frameworks, we have developed our own practices and frameworks, which we believe enhance our ability to identify and manage cybersecurity risks. Third parties also play a role in our cybersecurity. We engage third-party services to conduct evaluations of our security controls, whether through penetration testing, independent audits, or consulting on best practices to address new challenges. Assessing, identifying, and managing cybersecurity related risks are factored into our overall business approach.

We rely heavily on our supply chain to deliver our products and services, and a cybersecurity incident at a supplier, subcontractor or business partner could materially adversely impact us. We require that our subcontractors report cybersecurity incidents to us so that we can assess the impact of the incident on us. Notwithstanding the extensive approach we take to cybersecurity, we may not be successful in preventing or mitigating a cybersecurity incident that could have a material adverse effect on us. While we maintain cybersecurity insurance, the costs related to cybersecurity threats or disruptions may not be fully insured. See “Risk Factors” for a discussion of cybersecurity risks.

Item 2. Properties.

Our headquarters is in Chicago, Illinois where we currently lease office space with approximately 124 square feet under a six month lease starting in October 2023, under which we currently pay $3,000 per month. We believe that this space is sufficient to meet our needs for the foreseeable future and that any additional space we may require will be available on commercially reasonable terms. Additionally, we intend to maintain our business model designed to leverage virtual technology to minimize brick and mortar facilities while optimizing our ability to attract top talented employees that may reside in any geography.

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

Item 4. Mine Safety Disclosures.

Not applicable

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information and Holders

Our common stock is traded on NYSE American under the symbol “MAIA”. As of March 21, 2024, 20,002,826 shares of the Company’s common stock were issued and outstanding and were owned by approximately 136 holders of record. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.

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

On August 15, 2023, the Company renewed the agreement with FORCE Family Office, LLC (“Force”) for the provision of investor relations services from August 15, 2023 and ending 6 months after unless terminated earlier, pursuant to which the Company issued 20,000 restricted shares of common stock on August 15, 2023. Pursuant to the agreement, the Company also agreed to issue an additional 20,000 restricted shares of common stock on the 3-month anniversary of the date of the agreement unless the agreement is terminated beforehand. The agreement was not renewed at the February 14, 2024 renewal date.

On August 15, 2023, the Company entered into an agreement with Laidlaw & Company for investor services, pursuant to which the Company issued 12,500 restricted shares of common stock on August 15, 2023 and agreed to issue an additional 12,500 restricted shares of common stock to be issued 180 days following the date of the agreement. The agreement was not renewed after the initial three-month term. The additional 12,500 restricted shares of common stock were issued on March 18, 2024.

On March 8, 2023, the Company entered into an agreement with The Money Channel NYC Inc. for media services, pursuant to which the Company agreed to issue 22,500 shares of common stock on March 8, 2023 and an additional 22,500 shares of common stock every ninety days after the execution date of the contract until termination of the agreement. On June 8, 2023, September 6, 2023, and December 5, 2023, the Company issued 22,500 restricted shares of common stock on each of these dates pursuant to the agreement. The agreement was terminated on February 24, 2024 and no more stock will be issued.

On September 21, 2023, the Company entered into a twelve-month agreement with IRTH Communications, LLC for investor relation services, pursuant to which we issued $100,000 worth of restricted shares of common stock, with the number of shares of the Company determined by dividing $100,000 by the average closing price of the Company’s common stock for the ten trading days immediately prior to the execution of the agreement. A total of 56,948 restricted shares of common stock were issued.

On November 14, 2023, the Company issued 20,000 restricted shares of common stock to FON Consulting, an assignee of FORCE Family Office, LLC for investor services through February 14, 2024.

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

We accomplished the following key milestones:

•
In November 2018, the Company in-licensed THIO from University of Texas Southwestern, in Dallas. The patent license is global and exclusive for the duration of the patients’ lives.
•
In 2019, the Company generated the first data for THIO demonstrating complete regression with no recurrence when administered in advance of atezolizumab (TecentriQ®; Genentech), in colorectal and lung cancer preclinical models.
•
In the First Quarter 2020, the Company filed a provisional patent application for THIO in sequential combination with checkpoint inhibitors, covering all tumor types. The patent was allowed in the US in the First Quarter 2021 and expires in 2041, excluding any patent term adjustment or patent extension.
•
In the first quarter 2021, the Company entered into a Drug Supply Agreement with Regeneron Pharmaceuticals, Inc. Under this agreement, Regeneron will provide cemiplimab (Libtayo®; anti-PD-1 checkpoint inhibitor) at no charge for the THIO-101 trials, testing THIO administration for immune activation followed by cemiplimab in NSCLC. This drug supply agreement replaces direct drug purchase expense that we would be otherwise required to incur. In exchange, Regeneron received development exclusivity in NSCLC for the duration of the trial meaning we cannot conduct trials in NSCLC with another checkpoint inhibitor during the time of the trial. All other areas of study and development in any other tumor types remain open.
•
In the First Quarter 2021, the Company initiated our clinical supply manufacturing under Good Manufacturing Practices conditions to provide clinical supply for THIO-101 and other development needs.
•
In the first half of 2022, the Company completed a crossover round consisting of sales of 274,840 shares of our common stock at a price of $9.00 per shares for gross proceeds of approximately $2.4 million.
•
In the first quarter 2022, THIO received approval by the Bellberry Human Research Ethics Committee in Australia to initiate the THIO-101 Phase 2 clinical study.
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
•
In May 2022, the Company entered into a research and collaboration agreement with the Nationwide Children’s Hospital to evaluate the potential of THIO in combination with current standard-of-care therapies for brain cancer. The organizations are conducting preclinical studies to assess the efficacy and safety of THIO in combination with radiotherapy and immune checkpoint inhibitors in vitro and in vivo models.

•
In July 2022, the Company completed our selection process for the clinical sites for our Phase 2 study in Australia and Europe and our application to start the Phase 2 study in Australia has been approved. In July 2022, the first patient was administered with THIO-101 in Australia. We have also submitted a similar application to conduct the same Phase 2 study in Europe.
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
•
In November 2022, the Company completed a pre-Investigational New Drug meeting with the FDA for the planned U.S. expansion of the THIO-101 Phase 2 trial evaluating THIO, an investigational telomere-targeting agent, in patients with advanced NSCLC.
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
•
In the first week of March 2023, the first two patients were dosed in Europe in MAIA’s Phase 2 clinical trial, THIO-101 evaluating THIO in patients with advanced NSCLC. Following regulatory clearances in Hungary, Poland, and Bulgaria, nine clinical sites have been activated in these three European countries.
•
On April 11, 2023, we announced positive topline data related to the completion of Part A, safety lead-in portion of the THIO-101 trial which showed that administration of THIO, at the highest dose of 360 mg/cycle in sequential combination with Regeneron’s anti-PD-1 therapy, Libtayo® was well tolerated with no dose-limiting toxicities or significant treatment-related adverse events reported.
•
On April 18, 2023, the Company published data in Hepatocellular Carcinoma (HCC) (liver cancer) models: as monotherapy, THIO achieved complete and durable responses in HCC, the dominant histology in primary liver cancer (90%), in in vivo models. When combined with Libtayo®, duration of response was further potentiated. Upon rechallenge with two times more cancer cells and no additional treatment, tumor growth was completely prevented. Administration of THIO alone and in combination with Libtayo® generated anti-cancer immune memory.
•
On April 20, 2023, the Company announced preliminary survival data from Part A of THIO-101. The first two patients enrolled in Part A of the study continue to be alive, approximately 10 and 9 months respectively, from treatment initiation. Both patients have advanced Stage IV metastatic disease and are heavily pretreated, receiving third and fourth line therapy respectively after previously failing treatment with an immune checkpoint inhibitor. They continue to be progression free following their last dose of THIO, 7 and 6 months respectively, with no new treatment. The current treatment options in patients with advanced relapsed or refractory NSCLC who failed two or more therapy regimens are limited and show minimal benefit. Furthermore, discontinuation of treatment is rapidly followed by physical decline and death, therefore seeing patients with such survival and no disease progression in this clinical setting, is noteworthy. In real-world clinical practice, observed survival in such heavily pretreated patients is 3-4 months.
•
On April 27, 2023, the Company closed a follow-on offering and sold 2,555,500 shares of common stock at a public offering price of $2.25 per share, for gross proceeds of approximately $5.75 million, before deducting underwriting discounts and offering expenses. The shares sold in the offering include the exercise in full by the underwriter of its option to purchase an additional 333,300 shares of common stock, in addition to the 2,222,200 shares of common stock which the underwriters initially agreed to purchase.
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
•
On August 23, 2023, our universal shelf registration statement on Form S-3 (File No. 333-273984) (the “Form S-3”) for possible future offerings was declared effective by the SEC.
•
On September 1, 2023, the Company entered into an “at-the-market” Sales Agreement (the “Sales Agreement”) with ThinkEquity LLC (the “Sales Agent”), pursuant to which the Company may offer and sell, from time to time, through the Sales Agent, shares of the Company’s common stock having an aggregate offering price of up to $7,000,000, subject to the terms and conditions of the Sales Agreement. The shares will be offered and sold pursuant to the Company’s prospectus supplement (the “Prospectus Supplement”), filed September 1, 2023 with the SEC to the prospectus forming a part of the Form S-3. We terminated the Sales Agreement on November 15, 2023. We sold 758,388 shares of our common stock through the Sales Agent for which the Company received net proceeds of approximately $1,238,688.
•
On September 28, 2023, the Company announced that its board of directors approved a share repurchase program pursuant to which the Company may repurchase up to $800,000 of the Company’s issued and outstanding shares of common stock through September 2024. The Company expects to fund repurchases by using cash on hand and expected cash flow to be generated in the future. As of December 31, 2023, no repurchases have been executed.
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
•
On November 10, 2023, the Company announced that the FDA granted orphan drug designation as a treatment for glioblastoma. This is the third orphan drug designation granted following the receipt of orphan drug designations for hepatocellular carcinoma and small cell lung cancer in 2022.
•
On November 17, 2023, the Company announces the closing of a $4 million registered direct offering for the issuance and sale of an aggregate of 2,424,243 of its shares of common stock at a purchase price of $1.65 per share. In a concurrent private place, MAIA also issued and sold unregistered warrants to purchase up to an aggregate of 2,424,243 share of its common stock.
•
On February 14, 2024, the Company entered into an “at-the-market" Offering Agreement (the “ATM Agreement”) with H.C. Wainwright & Co., LLC (“Wainwright”), to sell shares of common stock, par value $0.0001 per share (the “Shares”) having an aggregate sales price of up to $1,445,000, from time to time, through an “at-the-market offering” program under which H.C. Wainwright will act as sales agent. As of the date of this Annual Report, the Company has sold 507,754 shares of common stock at an average price of $1.47 per share, resulting in aggregate gross proceeds of approximately $745,250 .
•
On February 22, 2024, the Company announced completion of enrollment in Phase 2 THIO-101 go-to-market clinical trial. The trial reached the enrollment target of 41 patients for the 180mg/dose on February 19, 2024. As of the latest data available for the trial, 79 patients had received either 60mg (24 patients), 180mg (41 patients) or 360mg (14 patients). The original trial design targeted up to 182 patients, including all patients in the safety lead-in and 41 patients in each of the 3 tested doses (60mg, 180mg, and 360mg). Following the selection of 180 mg/cycle as the optimal dose in December 2023, all patients were subsequently enrolled at the 180mg/cycle dose and trial enrollment was completed ahead of schedule.
•
On March 6, 2024, Company announced interim efficacy data for THIO-101 Phase 2 trial in NSCLC. In the latest data available (January 8, 2024), the overall response rate (ORR), characterized as partial or complete response to therapy, was 38% (3 out of 8 patients) in the efficacy evaluable population for combination THIO 180mg + cemiplimab in third-line treatment for NSCLC patients who failed treatment with immune checkpoint inhibitors in prior lines of therapy, with or without chemotherapy.
•
On March 11, 2024, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain accredited investors (the “Investors”) for the issuance and sale in a private placement (the “Private Placement”) of (i) 2,043,587 shares (the “Investor Shares”) of the Company’s common stock, par value $0.0001 per share (“Common Stock”), and (ii) warrants (the “Investor Warrants”) to purchase up to 2,043,587 shares of the Company’s Common Stock, at a price per share of $1.17 for an aggregate purchase price of approximately $2.4 million. The Shares and the Warrants (and the shares of common stock underlying the Warrants) sold in the Private Placement are being issued as restricted securities as defined in Rule 144 of the Securities Act of 1933, as amended and do not contain any registration rights. The Common Warrants are exercisable at a price per Share of $1.30, which price represents the greater of the book or market value of the stock on the date the Purchase Agreement was executed (subject to customary adjustments as set forth in the Investor Warrants, which do not include any provisions relating to price protection), are exercisable commencing six months following issuance and have a term of five years from the initial exercise date. In addition, in recognition of the past and continued future services provided by members of the Company’s board of directors (the “Board”) and to further align the interests of directors with those of the Company’s stockholders, the Board has determined it advisable and in the best interests of the Company and its stockholders to allow members of the Board to participate in the Private Placement and directors of the Company executed the Purchase Agreement to subscribe for (i) 452,731 shares of Common Stock (the “Director Shares,” together with the Investor Shares, the “Shares”) and (ii) common stock purchase warrants to purchase up to 452,731 shares of the Company’s Common Stock (the “Director Warrants,” together with the Investor Warrants, the “Warrants”) at a price per share of $1.17 for an aggregate purchase price of approximately $529,695 The Director Warrants are exercisable at a price of $1.30 per share, which price represents the greater of the book or market value of the stock on the date the Purchase Agreement was executed (subject to customary adjustments as set forth in the Director Warrants), are exercisable commencing six months following issuance and will have a term of five years from the initial exercise date. The Director Shares and Director Warrants (and any shares of Common Stock issuable upon exercise thereof) are being issued under the Company’s 2021 Equity Incentive Plan (the “Plan”) as an Unrestricted Stock Award (as defined in the Plan) and an Award of Options (as such terms are defined in the Plan), respectively. The Private Placement closed on March 14, 2024, and the combined gross proceeds from the Private Placement was approximately $2.92 million, prior to deducting offering expenses payable by the Company.

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

Financial Operations Overview and Analysis For the Years Ended December 31, 2023 and 2022

Comparison of the Years Ended December 31, 2023 and 2022

	Years Ended December 31,
			Change
	2023	2022	Dollars	Percentage
Operating expenses:
Research and development expenses	$11,112,257	$8,933,314	$2,178,943	24%
General and administrative expenses	9,070,124	6,143,527	2,926,597	48%
Ratchet share expense	—	1,099,360	(1,099,360)	(100)%
Total operating costs and expenses	20,182,381	16,176,201	4,006,180	25%
Loss from operations	(20,182,381)	(16,176,201)	(4,006,180)	25%
Other income (expense):
Interest expense	(6,863)	(6,967)	104	(1)%
Interest income	34,490	1,870	32,620	1744%
Australian research and development incentives	176,719	313,625	(136,906)	(44)%
Change in fair value of warrant liability	205,130	98,394	106,736	108%
Other income (expense), net	409,476	406,922	2,554	1%
Net loss	(19,772,905)	(15,769,279)	(4,003,626)	25%
Deemed dividend on warrant modifications	—	(450,578)	450,578	(100)%
Net loss attributable to MAIA Biotechnology, Inc. shareholders	$(19,772,905)	$(16,219,857)	$(3,553,048)	22%

Operating Expenses

Research and development expenses

Research and development expenses increased by approximately $2,179,000 or 24%, from approximately $8,933,000 for the year ended December 31, 2022 to approximately $11,112,000 for the year ended December 31, 2023. The increase was primarily related to an increase in payroll expense of approximately $658,000 related to accrued severance booked for an Officer terminated in 2023, the increase in clinical expenses related to the clinical trial startup of THIO of approximately $331,000, an increase in Scientific pre-clinical research of approximately $529,000, and an increase in stock based compensation of approximately $696,000 related to accelerated vesting of stock options for a terminated Officer, offset by a decrease of other expenses related to research and development of approximately $35,000.

General and administrative expenses

General and administrative expenses increased by approximately $2,927,000 or 48% from approximately $6,144,000 for the year ended December 31, 2022 to approximately $9,070,000 for the year ended December 31, 2023. The increase was primarily attributable to an increases in payroll expense of approximately $562,000 related to accrued severance booked for an Officer terminated in 2023, the net increase in stock based compensation of approximately $74,000 related to accelerated vesting of stock options for a terminated Officer offset by the reduction of stock based compensation for the Board of Directors, a net increase in professional fees of approximately $74,000 related to an increase in legal fees offset by a reduction in audit fees, and an increase in other expenses of $2,217,000 related to an increase in Investor Relations expense incurred and Directors & Officers Insurance.

Ratchet Expense

Ratchet expense decreased by approximately $1,099,000 or 100% for the year ended December 31, 2023 due to the fact that the ratchet shares issuance was a one-time event in 2022 and thus no ratchet share issuance occurred in 2023.

Other income (expense), net

Other income (expense), net increased by approximately $3,000 from other income of approximately $407,000 for the year ended December 31, 2022 to other income of approximately $410,000 for the year ended December 31, 2023. The increase in other income (expense), net was primarily the result of approximately $107,000 of income for the change in fair value of the warrant liability, a decrease by approximately $137,000 of expense related to the Australian research and development incentives for the year ended December 31, 2023 offset by approximately $33,000 of net interest income for the year ended December 31, 2023.

Liquidity and Capital Resources

The following table presents selected financial information and statistics as of and for the years ended December 31, 2023 and 2022:

Years Ended December 31, 2023 and 2022

	As of December 31,
	2023	2022
Balance Sheet Data:
Cash	7,150,695	10,950,927
Working capital (1)	2,626,899	8,539,131
Total assets	7,566,852	12,022,040
Accrued bonus	786,999	1,094,582
Deferred compensation	—	—
Total stockholders' equity	477,511	8,507,793

(1) We define working capital as current assets less current liabilities.

Capital Resources

Our Ability to Continue as a Going Concern

As of December 31, 2023, our available cash totaled approximately $7,151,000 which represented a decrease of approximately $3,800,000 compared to December 31, 2022. As of December 31, 2023, we had working capital of approximately $2,627,000 which represents a decrease of approximately $5,912,000 compared to December 31, 2022. We have generated no revenues as of

December 31, 2023. The Company’s current operating plan indicates that it will continue to incur losses from operations and generate negative cash flows from operating activities given ongoing expenditures related to the completion of its ongoing clinical trials and the Company’s lack of revenue generating activities. Based on the Company’s cash reserves as December 31, 2023 of $7,150,695 million and current financial condition as of the date of the Annual Report on Form 10-K, the accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Sale of Common Stock

On April 27, 2023, the Company sold 2,555,500 shares of the Company’s common stock at a price of $2.25 per share in an underwritten public offering. ThinkEquity served as the underwriter of the offering. The aggregate net proceeds of the offering were approximately $4.2 million, after deducting underwriting discounts and expenses. The shares of common stock were offered, issued and sold to the public pursuant to the Registration Statement on Form S-1, as amended from time to time (File No. 333-269606).

In October and November 2023, the Company issued and sold an aggregate of 758,388 shares of common stock through ThinkEquity LLC (“ThinkEquity”), pursuant to the terms of an “at-the-market" Sales Agreement, dated September 1, 2023 (the “Sales Agreement”), by and between the Company and ThinkEquity, the Company’s sale agent thereunder, for which the Company received aggregate gross proceeds of approximately $1.7 million.

On November 17, 2023, the Company issued and sold an aggregate of 2,424,243 shares of common stock in a registered direct offering pursuant to securities purchase agreements, for which the Company received aggregate gross proceeds of $4 million. H.C. Wainwright was the placement agent for the registered direct offering.

On February 14, 2024, the Company entered into an “at-the-market" Offering Agreement with H.C. Wainwright & Co., LLC (“Wainwright”), to sell shares of common stock, par value $0.0001 per share (the “Shares”) having an aggregate sales price of up to $1,445,000, from time to time, through an “at-the-market offering” program under which H.C. Wainwright will act as sales agent. As of the date of this filing, the Company has sold 507,754 shares of common stock at an average price of $1.47 per share, resulting in aggregate gross proceeds of approximately $745,250.

On March 11, 2024, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain accredited investors (the “Investors”) for the issuance and sale in a private placement (the “Private Placement”) of (i) 2,043,587 shares (the “Investor Shares”) of the Company’s common stock, par value $0.0001 per share (“Common Stock”), and (ii) warrants (the “Investor Warrants”) to purchase up to 2,043,587 shares of the Company’s Common Stock, at a price per share of $1.17 for an aggregate purchase price of approximately $2.4 million. The Shares and the Warrants (and the shares of common stock underlying the Warrants) sold in the Private Placement are being issued as restricted securities as defined in Rule 144 of the Securities Act of 1933, as amended and do not contain any registration rights. The Common Warrants are exercisable at a price per Share of $1.30, which price represents the greater of the book or market value of the stock on the date the Purchase Agreement was executed (subject to customary adjustments as set forth in the Investor Warrants, which do not include any provisions relating to price protection), are exercisable commencing six months following issuance and have a term of five years from the initial exercise date.

In addition, in recognition of the past and continued future services provided by members of the Company’s board of directors (the “Board”) and to further align the interests of directors with those of the Company’s stockholders, the Board has determined it advisable and in the best interests of the Company and its stockholders to allow members of the Board to participate in the Private Placement and directors of the Company executed the Purchase Agreement to subscribe for (i) 452,731 shares of Common Stock (the “Director Shares,” together with the Investor Shares, the “Shares”) and (ii) common stock purchase warrants to purchase up to 452,731 shares of the Company’s Common Stock (the “Director Warrants,” together with the Investor Warrants, the “Warrants”) at a price per share of $1.17 for an aggregate purchase price of approximately $0.53 million The Director Warrants are exercisable at a price of $1.30 per share, which price represents the greater of the book or market value of the stock on the date the Purchase Agreement was executed (subject to customary adjustments as set forth in the Director Warrants), are exercisable commencing six months following issuance and will have a term of five years from the initial exercise date. The Director Shares and Director Warrants (and any shares of Common Stock issuable upon exercise thereof) are being issued under the Company’s 2021 Equity Incentive Plan (the “Plan”) as an Unrestricted Stock Award (as defined in the Plan) and an Award of Options (as such terms are defined in the Plan), respectively. The Private Placement closed on March 14, 2024 and the combined gross proceeds from the Private Placement was approximately $2.92 million, prior to deducting offering expenses payable by the Company. The following Company directors participated in the aforementioned private placement as follows: (i) Stan Smith purchased 170,940 Director Shares and 170,940 Director Warrants for an aggregate purchase price of $200,0000; (ii) Louie Ngar Yee purchased 170,940 Director Shares and 170,940 Director Warrants for an aggregate purchase price of $200,000; (iii) Cristian Luput purchased 69,282 Director Shares and 69,282 Director Warrants for an aggregate purchase price of $81,060 (iv) Steven Chaouki purchased 34,641 Director Shares of common stock and 34,461 Director Warrants for an aggregate purchase price of $40,530 and (v) Ramiro Guerrero purchased 6,928 Director Shares and 6,928 Director Warrants for an aggregate purchase price of $8,106.

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

Cash Flows

Cash Flows years ended December 31, 2023 and 2022

	Years Ended December 31,

	2023	2022
Net cash flows used in operating activities	$(13,071,016)	$(12,096,104)
Net cash flows provided by financing activities	9,270,901	12,477,169
Effect of foreign currency exchange rate changes on cash	(117)	(4,430)
Net increase in cash and cash equivalents	$(3,800,232)	$376,635

Operating Activities

For the year ended December 31, 2023, net cash used in operating activities was approximately $13,071,000, which consisted of a consolidated net loss of approximately $19,773,000 offset by non-cash charges of approximately $3,616,000 which primarily includes approximately $3,089,000 in stock-based compensation, approximately $732,000 of expense related restricted shares issued for consulting services, and a gain of approximately $205,000 related to the changes in fair value of the warrant liability. Total changes in operating assets and liabilities of approximately $3,086,000 were primarily driven by an approximate $472,000 increase in accounts payable, an approximate $2,170,000 increase in an accrued expenses an approximate decrease of $158,000 in Australian research and development incentives receivable and an approximate $285,000 decrease in prepaid expenses and other current assets.

For the year ended December 31, 2022, net cash used in operating activities was approximately $12,096,000, which consisted of a consolidated net loss of approximately $15,769,000 offset by non-cash charges of approximately $3,320,000 which primarily includes approximately $2,319,000 in stock-based compensation, approximately $1,099,000 of expense related to the ratchet share issuance, offset by a gain of approximately $98,000 related to the changes in fair value of the warrant liability. Total changes in operating assets and liabilities of approximately $353,000 were primarily driven by an approximate $211,000 increase in accounts payable, and an approximate $916,000 increase in accrued expenses, offset by an approximate increase of $269,000 in Australian research and development incentives receivable and an approximate $505,000 increase in prepaid expenses and other current assets.

Financing Activities

Net cash provided by financing activities for the year ended December 31, 2023 was approximately $9,271,000 consisted primarily of gross proceeds from the sale of common stock of approximately $5,750,000 in a public offering, proceeds from issuance of common stock of approximately $4,000,000 in a registered direct offering, gross proceeds of approximately of $1,667,000 in an at-the-market offering facility through our sales agent for such facility, and approximately $1,000 from the proceeds from exercising of stock options, offset by approximately $2,147,000 of offering costs paid.

Net cash provided by financing activities for the year ended December 31, 2022 was approximately $12,477,000 consisted primarily of gross proceeds from the sale of common stock in the initial public offering of approximately $11,500,000, net proceeds from issuance of common stock of approximately of $2,474,000 in a crossover round, proceeds from issuance of common stock upon exercise of warrants of approximately $385,000, and approximate $440,000 decrease in deferred offering costs, and stock options of approximately $84,000, offset by approximately $2,406,000 of initial public offering costs paid.

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

Stock-based compensation

Our stock-based awards are classified as equity (restricted stock awards and stock options). We recognize related stock-based compensation expense based on the grant date fair value of the awards. The fair value of restricted stock awards is based on the trading value of the Company's common stock. We estimate the fair value of stock options and warrants using the Black-Scholes-Merton valuation model which requires the use of subjective assumptions that could materially impact the estimation of fair value and related compensation expense to be recognized. One of these assumptions include the expected volatility of our stock price. Developing this assumption requires the use of judgment. The Company lacks company-specific historical and implied volatility information. Therefore, we estimate our expected stock volatility based on the historical volatility of a publicly traded set of peer companies.

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

•
Contract Research Organizations (CROs) in connection with clinical studies;
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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Management’s Evaluation of our Disclosure Controls and Procedures

Under the supervision of and with the participation of our management, including our Chief Executive Officer, who is our principal executive officer, and our Head of Finance, who is our principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2023, the end of the period covered by this Annual Report. The term “disclosure controls and procedures,” as set forth in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms promulgated by the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a control system, misstatements due to error or fraud may occur and not be detected. Based on the evaluation of our disclosure controls and procedures as of December 31, 2023, our Chief Executive
Officer and Head of Finance concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Report on Internal Controls Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f). Internal control over financial reporting is a process designed under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with U.S. GAAP. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

As of December 31, 2023, our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework – 2013 (1992 Framework). Based on this assessment and implementation of our remediation plans, management concluded that, as of December 31, 2023, our internal controls over financial reporting were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting

This Annual Report on Form 10-K does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to rules of the SEC.

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

The information required by this Item will be set forth in our definitive proxy statement with respect to our 2024 annual meeting of stockholders to be filed not later than 120 days after the end of the 2023 fiscal year and is incorporated herein by reference.

Item 11. Executive Compensation.

The information required by this Item will be set forth in our definitive proxy statement with respect to our 2024 annual meeting of stockholders to be filed not later than 120 days after the end of the 2023 fiscal year, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item will be set forth in our definitive proxy statement with respect to our 2024 annual meeting of stockholders to be filed not later than 120 days after the end of the 2023 fiscal year, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item will be set forth in our definitive proxy statement with respect to our 2024 annual meeting of stockholders to be filed not later than 120 days after the end of the 2023 fiscal year, and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

The information required by this Item will be set forth in our definitive proxy statement with respect to our 2024 annual meeting of stockholders to be filed not later than 120 days after the end of the 2023 fiscal year, and is incorporated herein by
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
1.1

At The Market Offering Agreement dated February 14, 2024 between MAIA Biotechnology, Inc. and H.C. Wainwright & Co., LLC, filed as Exhibit 1.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on February 14, 2024 and incorporated herein by reference.

3.1(1)	Amended and Restated Certificate of Incorporation of MAIA Biotechnology, Inc
3.2(1)	Amended and Restated Bylaws of MAIA Biotechnology, Inc.
4.1*	Description of Registrant’s Securities.
4.2(1)	Form of Representative’s Warrant (Included in Exhibit 10.19)
4.3(4)	Form of Warrant
4.4(4)	Specimen certificate representing shares of common stock
4.5	Common Stock Purchase Warrant, filed as Exhibit 4.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on November 16, 2023 and incorporated herein by reference.
4.6	Form of Warrant, filed as Exhibit 4.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on November 17, 2023 and incorporated herein by reference.
4.7	Form of Wainwright Warrant, filed as Exhibit 4.2 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on November 17, 2023 and incorporated herein by reference.
4.8	Form of Investor Warrants, filed as Exhibit 4.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on March 13, 2024 and incorporated herein by reference.
4.9	Form of Director Warrants, filed as Exhibit 4.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on March 13, 2024 and incorporated herein by reference.
10.1(1)	Form of Indemnification Agreement.
10.2(2)	Employment Agreement, dated as of September 16, 2022, between the Company and Vlad Vitoc.
10.3(2)	Employment Agreement, dated as of September 16, 2022, between the Company and Mihail Obrocea.
10.4(2)	Employment Agreement, dated as of September 16, 2022, between the Company and Sergei Gryaznov.
10.5(2)	Employment Agreement, dated as of September 16, 2022, between the Company and Joseph McGuire.
10.6†(3)	Supply and Non-Exclusive License Agreement between the Company and Regeneron Pharmaceuticals, Inc. dated February 1, 2021.
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
10.20

Sales Agreement dated September 1, 2023 by and between MAIA Biotechnology, Inc. and ThinkEquity LLC filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on September 1, 2023 and incorporated herein by reference.

10.21

Employment Agreement dated August 30, 2023 between Jeffrey Himmelreich and MAIA Biotechnology, Inc., filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on November 15, 2023 and incorporated herein by reference.

10.22

Form of Securities Purchase Agreement, filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on November 17, 2023 and incorporated herein by reference.

10.23	Form of Lock-Up Agreement, filed as Exhibit 10.2 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on November 17, 2023 and incorporated herein by reference.

10.24

Form of Securities Purchase Agreement, incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed with the Securities and Exchange Commission on March 13, 2024 and incorporated herein by reference.

16.1(8)	Letter from EisnerAmper LLP regarding the change in the Registrant’s certifying accountant, dated November 21, 2022.
21.1*	List of Subsidiaries of the Registrant.
23.1*	Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1*	Clawback Policy
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

Dated: March 21, 2024.

MAIA BIOTECHNOLOGY, INC.

By:	/s/ Vlad Vitoc
Name:	Vlad Vitoc
Title:	Chief Executive Officer and Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Vlad Vitoc	Chairman and Chief Executive Officer	March 21, 2024
Vlad Vitoc	(Principal Executive Officer)

/s/ Jeffrey C. Himmelreich	Head of Finance	March 21, 2024
Jeffrey C. Himmelreich	(Principal Financial Officer)

/s/ Steven Chaouki	Director	March 21, 2024
Steven Chaouki

/s/ Ramiro Guerrero	Director	March 21, 2024
Ramiro Guerrero

/s/ Louie Ngar Yee	Director	March 21, 2024
Louie Ngar Yee

/s/ Cristian Luput	Director	March 21, 2024
Cristian Luput

/s/ Stan V. Smith	Director	March 21, 2024
Stan V. Smith

/s/ Jean-Manassé Theagène	Director	March 21, 2024
Jean-Manassé Theagène

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

MAIA Biotechnology, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of MAIA Biotechnology, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive loss, changes in stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Going concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred recurring losses, has negative cash flows from operations, and has an accumulated deficit of $63,980,177 as of December 31, 2023. These conditions, along with other matters as set forth in Note 1, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2022.

Charlotte, North Carolina

March 21, 2024

MAIA Biotechnology, Inc. and Subsidiaries

Consolidated Balance Sheets

	December 31, 2023	December 31, 2022

ASSETS
Current assets:
Cash	$7,150,695	$10,950,927
Prepaid expenses and other current assets	268,677	554,321
Australia research and development incentives receivable	144,680	302,789
Total current assets	7,564,052	11,808,037
Deferred offering costs	—	211,203
Other assets	2,800	2,800
Total assets	$7,566,852	$12,022,040
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,638,546	$1,165,505
Accrued expenses	3,298,607	2,103,401
Total current liabilities	4,937,153	3,268,906
Long term liabilities:
Warrant liability	2,152,188	245,341
Total liabilities	7,089,341	3,514,247
Commitments and contingencies (Note 7)
Stockholders' equity (deficit)
Preferred stock, $0.0001 par value, 30,000,000 shares authorized at December 31, 2023 and December 31, 2022, 0 shares issued and outstanding	—	—
Common stock, $0.0001 par value, 70,000,000 shares authorized at December 31, 2023 and December 31, 2022, 16,986,254 and 10,955,904 shares issued and outstanding at December 31, 2023 and December 31, 2022, respectively	1,699	1,096
Additional paid-in capital	64,472,249	52,729,942
Accumulated deficit	(63,980,177)	(44,207,272)
Accumulated other comprehensive loss	(16,260)	(15,973)
Total stockholders' equity	477,511	8,507,793
Total liabilities and stockholders' equity	$7,566,852	$12,022,040

See the accompanying notes to the consolidated financial statements.

MAIA Biotechnology, Inc. and Subsidiaries

Consolidated Statements of Operations

	Years Ended December 31,

	2023	2022
Operating expenses:
Research and development expenses	$11,112,257	$8,933,314
General and administrative expenses	9,070,124	6,143,527
Ratchet share expense	—	1,099,360
Total operating expenses	20,182,381	16,176,201
Loss from operations	(20,182,381)	(16,176,201)
Other income (expense):
Interest expense	(6,863)	(6,967)
Interest income	34,490	1,870
Australian research and development incentives	176,719	313,625
Change in fair value of warrant liability	205,130	98,394
Other income (expense) net:	409,476	406,922
Net loss	(19,772,905)	(15,769,279)
Deemed dividend on warrant modification	—	(450,578)
Net loss attributable to MAIA Biotechnology, Inc. shareholders	$(19,772,905)	$(16,219,857)
Net loss per share
Basic and diluted	$(1.49)	$(1.75)
Weighted average common shares outstanding basic and diluted	13,261,572	9,276,761

See accompanying notes to the consolidated financial statements.

MAIA Biotechnology, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Loss

	Years Ended December 31,

	2023	2022
Net loss	$(19,772,905)	$(16,219,857)
Foreign currency translation adjustment	(287)	(15,973)
Comprehensive loss	$(19,773,192)	$(16,235,830)

See accompanying notes to the consolidated financial statements.

MAIA Biotechnology, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

for the Year ended December 31, 2023

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance at December 31, 2022	—	$—	10,955,904	$1,096	$52,729,942	$(44,207,272)	$(15,973)	$8,507,793
Issuance of common shares upon exercise of stock options	—	—	750	1	1,432	—	—	1,433
Issuance of restricted stock	—	—	291,469	28	731,633	—	—	731,661
Stock-based compensation expense	—	—	—	—	3,089,304	—	—	3,089,304
Issuance of common shares in connection with At-The-Market financing, net of $428,396 of issuance costs	—	—	758,388	76	1,154,361	—	—	1,154,437
Issuance of common shares in connection with follow-on offering, net of $1,593,016 of issuance costs	—	—	2,555,500	256	4,156,603	—	—	4,156,859
Issuance of warrants to underwriter in connection with follow-on offering	—	—	—	—	241,109	—	—	241,109
Issuance of stock options to satisfy accrued bonus	—	—	—	—	974,224	—	—	974,224
Issuance of common shares in connection with direct offering, net of $702,202 of issuance costs	—	—	2,424,243	242	1,393,641	—	—	1,393,883
Foreign currency translation adjustment	—	—	—	—	—	—	(287)	(287)
Net loss	—	—	—	—	—	(19,772,905)	—	(19,772,905)
Balance at December 31, 2023	—	$—	16,986,254	$1,699	$64,472,249	$(63,980,177)	$(16,260)	$477,511

See accompanying notes to the consolidated financial statements.

MAIA Biotechnology, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

for the Year ended December 31, 2022

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance at December 31, 2021	—	$—	7,584,980	$758	$37,618,438	$(28,437,993)	$—	$9,181,203
Issuance of common shares upon exercise of stock options	—	—	46,500	5	83,995	—	—	84,000
Issuance of common shares upon exercise of warrants	—	—	529,712	53	385,347	—	—	385,400
Stock-based compensation	—	—	—	—	2,319,427	—	—	2,319,427
Issuance of common shares in connection with equity financing	—	—	274,840	28	2,473,532	—	—	2,473,560
Issuance of common shares in connection with initial public offering, net of $2,749,905 issuance cost	—	—	2,300,000	230	8,749,865	—	—	8,750,095
Issuance of ratchet shares	—	—	219,872	22	1,099,338	—	—	1,099,360
Modification of warrant in equity	—	—	—	—	450,578	—	—	450,578
Deemed dividend on modification of warrant	—	—	—	—	(450,578)	—	—	(450,578)
Foreign currency translation adjustment	—	—	—	—	—	—	(15,973)	(15,973)
Net loss	—	—	—	—	—	(15,769,279)	—	(15,769,279)
Balance at December 31, 2022	—	$—	10,955,904	$1,096	$52,729,942	$(44,207,272)	(15,973)	$8,507,793

See accompanying notes to the consolidated financial statements.

MAIA Biotechnology, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Years Ended December 31,

	2023	2022
Cash flows from operating activities:
Net loss	$(19,772,905)	$(15,769,279)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	3,089,304	2,319,427
Issuance of ratchet shares	—	1,099,360
Consulting expense for restricted shares issued	731,661	—
Change in fair value of warrant liability	(205,130)	(98,394)
Change in operating assets and liabilities:
Prepaid expenses and other current assets	285,831	(505,233)
Australia research and development incentives receivable	158,405	(269,395)
Other assets	—	322
Accounts payable	471,897	211,346
Accrued expenses	2,169,921	915,742
Net cash used in operating activities	(13,071,016)	(12,096,104)
Cash flows from financing activities:
Proceeds from issuance of common stock, net of transaction costs	—	2,473,560
Deferred offering costs	—	440,379
Proceeds from exercise of stock options	1,432	84,000
Proceeds from exercise of warrants	—	385,400
Proceeds from sale of common stock in initial public offering	—	11,500,000
Payment of initial public offering transaction costs	—	(2,406,170)
Proceeds from sale of common stock in follow-on offering	5,749,875	—
Proceeds from direct offering	4,000,001	—
Proceeds from At-The-Market offering	1,667,084	—
Payment of 2023 offering transactions costs	(2,147,491)	—
Net cash provided by financing activities	9,270,901	12,477,169
Net effect of foreign currency exchange on cash	(117)	(4,430)
Net decrease in cash	(3,800,232)	376,635
Cash at beginning of period	10,950,927	10,574,292
Cash at end of period	$7,150,695	$10,950,927
Supplemental disclosure of cash flow information:
Previously paid issuance costs in connection with the initial public offering	—	651,582
Warrants issued to underwriters in connection with the initial public offering	—	343,735
Options issued for accrued bonus	$974,224	—
Warrants issued to underwriters in connection with the follow-on offering	$241,109	—
Warrants issued in connection with the At-The-Market offering	$84,251	—
Warrants issued in connection with the direct offering	1,903,915	—
Warrants issued to underwriters in connection with the direct offering	$123,811	—

See accompanying notes to the consolidated financial statements.

MAIA Biotechnology, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2023 and 2022

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

Liquidity

At December 31, 2023, the Company had working capital of $2,626,899, an accumulated deficit of $63,980,177 cash of $7,150,695 and current liabilities of $4,937,153. Since its inception the Company has experienced net losses and negative cash flows from operations each fiscal year. The Company has no revenues and expects to continue to incur operating losses for the foreseeable future, and may never become profitable. The Company is dependent on its ability to continue to raise equity and/or debt financing to continue operations, and the attainment of profitable operations.

On April 27, 2023, the Company sold 2,555,500 shares of common stock at $2.25 per share in an underwritten public offering. The aggregate net proceeds of the offering were approximately $4.2 million, after deducting underwriting discounts and expenses. During October and November 2023, the Company sold an aggregate of 758,388 shares of common stock pursuant to the terms of an “at-the-market" Sales Agreement. The aggregate net proceeds of the combined sales were approximately $1.2 million, after deducting sales commissions. On November 17, 2023, the Company sold an aggregate of 2,424,243 shares of common stock in a registered direct offering pursuant to securities purchase agreements. The aggregate net proceeds from the sale were $1.4 million, after deducting underwriting discounts, expenses, and warrants issued as a liability of $1.9 million.

Going Concern Considerations

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

To date the Company has incurred recurring losses, negative cash flow from operations and has accumulated a deficit of $63,980,177 from the Company’s inception through December 31, 2023. As of December 31, 2023, the Company had $7,150,695 in cash and cash equivalents.

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

Use of Estimates

The preparation of the Company’s audited consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The most significant estimates in the Company’s financial statements relate to the valuation of stock options and warrants, and prepaids or accruals for outsourced research and development activities. These estimates and assumptions are based on current facts, historical experience and various other factors believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recording of expenses that are not readily apparent from other sources. Actual results may differ materially and adversely from these estimates. To the extent there are material differences between the estimates and actual results, the Company’s future results of operations will be affected.

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

Off-Balance Sheet Risk and Concentrations of Credit Risk

The Company has no significant off-balance sheet risks, such as foreign exchange contracts, option contracts, or other foreign hedging arrangements. Cash accounts are maintained at financial institutions that potentially subject the Company to concentrations of credit risk. At December 31, 2023 and 2022, substantially all of the Company’s cash was deposited in accounts at two financial institutions. The Company maintains its cash deposits, which at times may exceed the federally insured limits, with a reputable financial institutions and, accordingly, the Company believes such funds are subject to minimal credit risk.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with maturities of three months or less to be cash equivalents. As of December 31, 2023 and 2022, the Company has no cash equivalents as of December 31, 2023 and 2022.

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

Fair value measurements discussed herein are based upon certain market assumptions and pertinent information available to management as of and during the years ended December 31, 2023 and 2022. The carrying amount of accounts payable approximated fair value as they are short term in nature. The fair value of warrants issued for services is estimated based on the Black-Scholes model during the years ended December 31, 2023 and 2022. The estimated fair value of the warrants issued with the convertible notes, warrants issued to underwriters and embedded features, represented Level 3 measurements.

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

As part of the process of preparing the consolidated financial statements, the Company is required to estimate its prepaid or accrued expenses. This process involves reviewing quotations and contracts, identifying services that have been performed on the Company’s behalf and estimating the level of service performed and the associated cost incurred for the service when the Company has not yet been invoiced or otherwise notified of the actual cost. The majority of the Company’s service providers invoice the Company monthly in arrears for services performed or when contractual milestones are met. The Company makes estimates of its prepaid or accrued expenses as of each balance sheet date in our consolidated financial statements based on facts and circumstances known to the Company at that time. The Company periodically confirms the accuracy of its estimates with the service providers and makes adjustments if necessary. The significant estimates in the Company’s prepaid or accrued research and development expenses are related to expenses incurred with respect to CROs and other vendors in connection with research and development and manufacturing activities.

The Company bases its expense related to CROs and Contract Manufacturing Organizations (CMOs) on its estimates of the services received and efforts expended pursuant to quotations and contracts with such vendors that conduct research and development and manufacturing activities on the Company’s behalf. The financial terms of these agreements are subject to negotiation, vary from contract to contract and may result in uneven payment flows. There may be instances in which payments made to the Company’s vendors will exceed the level of services provided and result in a prepayment of the applicable research and development or manufacturing expense. In accruing service fees, the Company estimates the time period over which services will be performed and the level of effort to be expended in each period. If the actual timing of the performance of services or the level of effort varies from its estimate, the Company adjusts the accrual or prepaid expense accordingly. Although the Company does not expect its estimates to be materially different from amounts actually incurred, the Company’s understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and could result in us reporting amounts that are too high or too low in any particular period. There have been no material changes in estimates for the periods presented.

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

Embedded derivatives must be separately measured from the host contract if all the requirements for bifurcation are met. The assessment of the conditions surrounding the bifurcation of embedded derivatives depends on the nature of the host contract. Bifurcated embedded derivatives are recognized at fair value, with changes in fair value recognized in the statement of operations and there were no derivative instruments for the years ended December 31, 2023 and December 31, 2022.

Stock-Based Compensation

The Company records share-based compensation for awards granted to employees, non-employees, and to members of the board of directors based on the grant date fair value of awards issued, and the expense is recorded on a straight-line basis over the requisite service period. Forfeitures are recognized when they occur.

The Company uses the Black-Scholes-Merton option pricing model to determine the fair value of stock options. The use of the Black-Scholes-Merton option-pricing model requires management to make assumptions with respect to the expected term of the option, the expected volatility of the common stock consistent with the expected life of the option, risk-free interest rates and expected dividend yields of the common stock. The Company has concluded that its historical share option exercise experience does not provide a reasonable basis upon which to estimate expected term. Therefore, the expected term was determined according to the simplified method, which is the average of the vesting tranche dates and the contractual term. Due to the lack of company specific historical and implied volatility data, the estimate of expected volatility is primarily based on the historical volatility of a group of similar companies that are publicly traded. For these analyses, companies with comparable characteristics are selected, including enterprise value and position within the industry, and with historical share price information sufficient to meet the expected life of the share-based awards. The Company computes the historical volatility data using the daily closing prices for the selected companies’ shares during the equivalent period of the calculated expected term of its share-based awards. The risk-free interest rate is determined by reference to U.S. Treasury zero-coupon issues with remaining maturities similar to the expected term of the options. The Company has not paid, and does not anticipate paying, cash dividends on shares of its common stock.

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

When warrants are issued for services to non-employees, under ASC 718, Compensation – Stock Compensation (“ASC 718”), the warrants shall be classified as a liability if 1) the underlying shares are classified as liabilities or 2) the entity can be required under any circumstances to settle the warrant by transferring cash or other assets. The measurement of equity-classified non-employee share-based payments is generally fixed on the grant date and are considered compensatory, as defined by ASC 718. The Company uses the Black-Scholes-Merton option pricing model to determine the fair value of the warrants.

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

Deferred Offering Costs

Deferred offering costs consists of legal, accounting, underwriting fees and other costs that are directly related to a planned follow on offering and will be charged to additional paid-in capital upon the completion of the follow on offering. The Company had $211,203 costs as of December 31, 2022 and no costs as of December 31, 2023.

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

The following table summarizes the Company’s potentially dilutive securities, in common share equivalents, which have been excluded from the calculation of dilutive loss per share as their effect would be anti-dilutive:

	Years Ended December 31,
	2023	2022
Shares issuable upon exercise of stock options	7,750,152	6,545,628
Shares issuable upon exercise of warrants	3,650,278	796,985

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

Recent Accounting Standards

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. Subsequently, in November 2018, the FASB issued ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments-Credit Losses. ASU 2016-13 requires entities to measure all expected credit losses for most financial assets held at the reporting date based on an expected loss model which includes historical experience, current conditions, and reasonable and supportable forecasts. ASU 2016-13 also requires enhanced disclosures to help financial statement users better understand significant estimates and judgments used in estimating credit losses. This ASU is effective for smaller reporting companies for fiscal years beginning after December 15, 2022, with early adoption permitted. The adoption of this guidance had no impact on our financial statements and disclosures.

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting – Improvements to Reportable Segment Disclosures, which provides updates to qualitative and quantitative reportable segment disclosure requirements, including enhanced disclosures about significant segment expenses and increased interim disclosure requirements, among others. ASU No. 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods in fiscal years beginning after December 15, 2024. Early adoption is permitted, and the amendments should be applied retrospectively. We do not expect the amendments in this ASU to have a material impact on our consolidated financial statements.

In December 2023, the FASB issued ASU No. 2023-09, Improvements to Income Tax Disclosures, which requires disclosure of disaggregated income taxes paid, prescribes standard categories for the components of the effective tax rate reconciliation, and modifies other income tax-related disclosures. ASU No. 2023-09 is effective for fiscal years beginning after December 15, 2024 and allows for adoption on a prospective basis, with a retrospective option. Early adoption is permitted. We do not expect the amendments in this ASU to have a material impact on our consolidated financial statements.

From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies and are adopted by the Company as of the specified effective date. Unless otherwise discussed, the Company believes that the impact of recently issued standards that are not yet effective will not have a material impact on its financial position or results of operations upon adoption.

2. RELATED PARTY TRANSACTIONS

Consulting Services

Radu Vitoc, a shareholder and brother of the CEO, provided consulting services to the Company through July 2022 for which the Company incurred $39,900 for such services. The Company paid Mr. Vitoc $19,950 in cash and issued him options to purchase 4,690 shares of common stock with a total fair value of $19,950. In August 2022, Mr. Vitoc became an employee of the Company.

3. ACCRUED EXPENSES

As of December 31, 2023 and 2022, accrued expenses consisted of the following:

	December 31,	December 31,
	2023	2022
Bonus	$786,999	$1,094,582
Professional fees	77,942	332,589
Research and development costs	998,838	516,961
Accrued severance	824,435	—
Other	610,393	159,269
Total accrued expenses	$3,298,607	$2,103,401

Accrued Bonus

During the years ended December 31, 2023 and 2022, the Company accrued $786,999 and $1,094,582, respectively, in bonus expense relating to employees and officers of the Company. On May 31, 2023, the 2022 accrued bonus balance was settled by issuance of 974,046 stock options with a total fair value of $977,123. The fair value of the options issued was less than the accrued bonus balance by $117,459 due to payroll taxes accrued for related to the 2022 bonuses and not payable with the issuance of the stock options and for employees who were terminated after December 31, 2022 and not eligible for the bonus payout. This difference was recorded against payroll expense and is presented within general and administrative expenses and research and development expenses on the statement of operations for the year ended December 31, 2023.

Accrued Severance

On November 10, 2023, Joseph McGuire and Dr. Mihail Obrocea were terminated from their positions as Chief Financial Officer (and principal financial and accounting officer) and Chief Medical Officer, respectively, of the Company, effective immediately, as part of the Company’s effort to streamline operations. Mr. McGuire’s and Dr. Obrocea’s terminations were not based on any disagreement with the Company’s operations, policies or practices. As of December 31, 2023, the Company has accrued severance balance of $824,435.

4. FAIR VALUE OF FINANCIAL LIABILITIES

Derivative Liability

Financial liabilities consisting of warrant liabilities measured at fair value on a recurring basis are summarized below. The fair value of the warrant liabilities recorded are as follows:

	Fair value at December 31, 2023
	Total	Level 1	Level 2	Level 3
Liabilities:
Warrant liability	2,152,188	—	—	2,152,188
Total liabilities	$2,152,188	$—	$—	$2,152,188

	Fair value at December 31, 2022
	Total	Level 1	Level 2	Level 3
Liabilities:
Warrant liability	245,341	—	—	245,341
Total liabilities	$245,341	$—	$—	$245,341

During the years ended December 31, 2023 and 2022, the Company had warrant liabilities of $2,152,188 and $245,341, respectively. The table below provides a summary of the changes in fair value of the warrant liabilities measured on a recurring basis using significant unobservable inputs (Level 3):

	Years Ended December 31,
Warrant liabilities:	2023	2022
Balance, beginning of period	$245,341	$—
Issuance of Warrants	2,111,977	343,735
Gain on fair value of warrant liability	(205,130)	(98,394)
Balance, end of period	$2,152,188	$245,341

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

Sales of MAIA Common Stock

During January and February 2022, the Company sold 263,729 shares of common stock at $9.00 per share for gross proceeds of $2,373,561 with no transaction costs. During May 2022, the Company sold 11,111 shares of common stock at $9 per share for gross proceeds of $99,999 with no transaction costs. The Company issued these shareholders additional shares upon the closing of the Company's initial public offering such that the $9.00 price per share they paid was equal to the price per share in the Company's initial public offering of $5.00. The number of ratchet shares were calculated using the $5.00 per share price in the Company's initial public offering and 219,872 shares of common stock were issued on August 1, 2022 to the investors in the recent private rounds. The ratchet shares were determined to be a freestanding instrument that was classified as a liability when the right was granted and subsequently reclassified to equity when shares were issued. The ratchet shares were valued at $1,099,360, based on the $5.00 price of the initial public offering and were recorded as expense included in operating expenses.

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

Follow-on Offering

On April 27, 2023 the Company sold 2,555,500 shares of the Company’s common stock at a public offering price of $2.25 per share in an underwritten public offering, including the full exercise of the overallotment option. ThinkEquity LLC served as the underwriter in the offering. The total net proceeds of $4,156,859 after deducting underwriting discounts and other offering expenses payable by the Company.

At-the-Market Equity Offering

On September 1, 2023, the Company entered into an “at-the-market" Sales Agreement (the “Sales Agreement”) with ThinkEquity LLC (the “Sales Agent”), pursuant to which the Company may offer and sell, from time to time, through the Sales Agent, shares (the “Shares”) of the Company’s common stock, par value $0.0001 per share (the “Common Stock”), having an aggregate offering price of up to $7,000,000, subject to the terms and conditions of the Sales Agreement. The Shares will be offered and sold pursuant to the Company’s prospectus supplement (the “Prospectus Supplement”), filed September 1, 2023 with the Securities and Exchange Commission (the “SEC”), to the prospectus forming a part of the Company’s shelf Registration Statement on Form S-3 (File No. 333-273984) filed by the Company with the SEC on August 15, 2023 and declared effective by the SEC on August 23, 2023. In October and November 2023, the Company sold 758,388 shares of common stock through the Sales Agreement for net proceeds of $1,238,688 after deducting underwriting discounts and other offering expenses payable by the Company. The Sales Agreement was terminated on November 15, 2023. Of the $1,238,688, $84,251 was allocated and classified as a warrant liability.

Registered Direct Offering

On November 17, 2023, the Company entered into a registered direct offering pursuant to the Company’s prospectus supplement (the “Prospectus Supplement”), filed September 1, 2023 with the Securities and Exchange Commission (the “SEC”), to the prospectus forming part of the Company’s shelf Registration Statement on Form S-3 (File No. 333-273984) filed by the Company with the SEC on August 15, 2023 and declared effective by the SEC on August 23, 2023, and a prospectus supplement dated as of November 15, 2023, (the “Offering”) by the Company for an aggregate of 2,424,243 shares of common stock, par value $0.0001 per share (“the Common Stock”) pursuant to an Engagement Agreement dated as of November 4, 2023, by and between the Company and H.C. Wainwright & Co., LLC (“Wainwright”) for net proceeds of $3.4 million after deducting underwriting discounts and other offering expenses payable by the Company. Of the $3.4 million, $2.0 million was allocated and classified as warrant liability.

MAIA Biotechnology, Inc. Restricted Stock Awards

During the year ended December 31, 2022, MAIA recognized $52,500 of stock compensation related to 29,168 of MAIA’s restricted shares granted to the founders.

During the year ended December 31, 2023, the Company expensed $731,661 for investor and media relation services related to the grant of 291,469 restricted shares of common stock. There are no unvested restricted shares as of December 31, 2023.

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

Concurrently with the closing of the Company’s initial public offering, the Company issued warrants to purchase an aggregate of up to 100,000 shares of its common stock to the Representative or its designees, at an exercise price of $6.25 per share (the “Representative’s Warrants”). The Representative’s Warrants are exercisable beginning on January 23, 2023, and expire on July 27, 2027, pursuant to the terms and conditions of the Representative’s Warrants. On August 3, concurrently with the full exercise of the Underwriter’s over-allotment option, the Company issued additional warrants to purchase an aggregate of up to 15,000 shares of its common stock to the Representative or its designees on the same terms. The warrants are not indexed to the Company’s own stock and therefore meet the definition of a derivative liability. The warrants are liability classified instruments and were initially recorded as $343,735, which was the value determined using the Black-Scholes-Merton method using a term of five years, risk free interest rate of 2.82% and volatility of 77.5%. As of December 31, 2023 the Company remeasured the warrant liability resulting in a value of $40,211. The loss on remeasurement of the warrant liability in the amount of $205,130 was included in other (expense) income.

Concurrently with the closing of the Company’s follow-on offering, the Company issued warrants to purchase an aggregate of up to 127,775 shares of its common stock to the Representative or its designees, at an exercise price of $2.81 per share (the “Follow-On Representative’s Warrants”). The Follow-On Representative’s Warrants are exercisable beginning on October 24, 2023, and expire on April 24, 2028, pursuant to the terms and conditions of the Follow-On Representative’s Warrants. The Follow-On Representative’s Warrants are equity classified instruments and the value of the Follow-On Representative’s Warrants determined using the Black-Scholes-Merton method was $241,109 using the term of five years, risk free interest rate of 4.09% and volatility of 86.3%.

On November 9, 2023, the Company issued warrants to purchase an aggregate of up to 239,234 shares of its common stock to Alumni Capital LP, at an exercise price of $2.09 per share. The warrants are exercisable beginning on November 10, 2023, and expire on November 10, 2027, pursuant to the terms and conditions of the warrants. The warrants are not indexed to the Company’s own stock and therefore meet the definition of a derivative liability. On November 13, 2023, 131,578 warrant shares vested in accordance with the terms. The warrants are liability classified instruments and were initially recorded as $84,251, which was the value determined using the Black-Scholes-Merton method using a term of 3.87 years, risk free interest rate of 3.93% and volatility of 90.0%. Laidlaw & Company Ltd. acted as the financial advisor to the Company in connection with the warrant and were paid a cash fee of $13,750.

Concurrently with the Company’s registered direct offering, the Company issued warrants to purchase an aggregate of up to 2,424,243 shares of its common stock to the Representative or its designees, at an exercise price of $1.86 per share (the “Representative’s Warrants”). The Representative’s Warrants are exercisable beginning on November 15, 2023, and expire on May 17, 2029, pursuant to the terms and conditions of the Representative’s Warrants. The warrants are not indexed to the Company’s own stock and therefore meet the definition of a derivative liability. The warrants are liability classified instruments and were initially recorded as $1,903,915, which was the value determined using the Black-Scholes-Merton method using a term of 5.38 years, risk free interest rate of 3.85% and volatility of 90.0%. On November 15, 2023, concurrently with the closing of the offering, the Company issued warrants to purchase an aggregate of 169,697 shares of its common stock to the Representative or its designees, at an exercise price of $2.06 per share. The Representative’s Warrants are exercisable beginning November 15, 2023, and expire on November 15, 2028, pursuant to the terms and conditions of the Representative’s Warrants. The warrants are not indexed to the Company’s own stock and therefore meet the definition of a derivative liability. The warrants are liability classified instruments and were initially recorded as $123,811, which was determined using the Black-Scholes-Merton method using a term of 4.88 years, risk free interest rate of 3.84% and volatility of 90.0%.

	Warrants Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years
Balance at January 1, 2023	796,985	$6.04	5.16
Issued	2,853,293	1.93	—
Exercised	—	—	—
Expired	—	—	—
Balance at December 31, 2023	3,650,278	$2.82	5.00

The value of the warrants are calculated using the Black-Scholes-Merton option pricing model with the following assumptions for warrants granted during the years ended December 31, 2023 and 2022:

	2023	2022
Risk-free interest rate	3.8% - 4.6%	2.8% - 4.1%
Expected term (in years)	3.6 - 5.4	4.6 - 5
Expected volatility	85% - 92%	78% - 92%
Expected dividend yield	—%	—%

MAIA Biotechnology, Inc. Stock Award Plans

In 2018, the Company adopted the MAIA Biotechnology, Inc. 2018 Stock Option Plan (the “MAIA 2018 Plan”). MAIA’s board of directors administers the MAIA Plan for the purposes of attracting, retaining, and motivating key employees, directors, and consultants of MAIA. The terms of the MAIA 2018 Plan continue to govern the 1,924,500 options outstanding in the plan of December 31, 2023.

In 2020, the Company adopted the MAIA Biotechnology, Inc. Amended and Restated 2020 Equity Incentive Plan (the “MAIA 2020 Plan’’), also administered by the board of directors. The MAIA 2020 Plan permitted awards to take the form of stock options, restricted stock and restricted stock units. The terms of the MAIA 2020 Plan continue to govern the 3,852,187 options outstanding in the plan as of December 31, 2023. There are no shares reserved for future issuance in the MAIA 2018 Plan or the MAIA 2020 Plan.

On August 1, 2022 the Company approved the MAIA Biotechnology, Inc. 2021 Equity Incentive Plan (the “MAIA 2021 Plan’’) with 1,909,518 shares of common stock reserved for issuance. On May 25, 2023, after receiving shareholder approval, the MAIA 2021 Plan was amended to include an automatic increase in the aggregate number of shares reserved for awards under the 2021 Plan, commencing on the date of shareholder approval of the amendment, and then each January 1 following thereafter, and ending on (and including) January 1, 2032 (each an “Increase Date”) in an amount equal to ten percent (10%) of the total number of shares of stock outstanding on a fully diluted basis on December 31 of the preceding calendar year (the “Increase Date”); provided that, the board of directors may act prior to any Increase Date to provide that there will be no increase for such year or that the increase for such year will be a lesser number of shares of stock. Pursuant to the automatic increase provision, on May 25, 2023, the amount reserved for issuance under the MAIA 2021 Plan increased by 1,956,993 based on the fully diluted shares outstanding as of December 31, 2022. As of December 31, 2023 there were 2,023,132 shares of common stock available for future issuance under the MAIA 2021 Plan and 1,973,465 options outstanding in the MAIA 2021 Plan. In addition, pursuant to the automatic increase provision, on January 1, 2024, the amount reserved for issuance under the MAIA 2021 Plan increased by 2,838,668 shares based on the fully diluted shares outstanding as of December 31, 2023.

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

As of December 31, 2023, stock options and restricted stock have been awarded pursuant to the MAIA stock award plans.

The following table summarizes the activity and information regarding MAIA's outstanding and exercisable options classified as equity awards as of December 31, 2023:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Balance at January 1, 2023	6,545,628	$2.55	7.59	—
Granted	1,607,027	2.55
Exercised	(750)	1.91
Cancelled/forfeited	(401,753)	4.53
Balance at December 31, 2023	7,750,152	$2.53	7.29	16,329
Options exercisable at December 31, 2023	7,071,064	$2.38	7.12	16,229

During the year ended December 31, 2023, the fair value of the Company’s common stock is based on the closing price of the common stock in the public market.

During the year ended December 31, 2022, the fair value of the Company’s common stock was estimated for financial reporting purposes from January 1 to January 26, 2022 based on valuations of $8.87 per share as of December 31, 2022. For our valuations of common stock performed, we used a hybrid method of the Option Pricing Method (“OPM”) and the Probability-Weighted Expected Return Method (“PWERM”). PWERM considers various potential liquidity outcomes. Our approach included the use of an initial public offering scenario, a scenario assuming continued operation as a private entity, and a dissolution scenario. Under the hybrid OPM and PWERM, the per share values calculated under the OPM and PWERM are weighted based on expected exit outcomes and the quality of the information specific to each allocation methodology to arrive at a final estimated fair value per share of the common stock before a discount for lack of marketability is applied. From January 27 to May 31, 2022 the fair value of the Company’s common stock was estimated for financial reporting purposes at $9 per share based on the sale of common stock from January 27, 2022 to May 19, 2022. From June 1, 2022 to August 1, 2022 the fair value of the Company's common stock was estimated for financial reporting purpose at $5 per share based on the price paid in the initial public offering. Following the initial public offering, the fair value of common stock, is based on the closing price of the common stock in the public market.

The value of option grants are calculated using the Black-Scholes-Merton option pricing model with the following assumptions for options granted during the years ended December 31, 2023 and 2022.

	2023	2022
Risk-free interest rate	3.64% - 4.89%	2.14% - 4.45%
Expected term (in years)	5 - 6.25	5 - 6.25
Expected volatility	99.6% - 117.4%	71.9% - 87.9%
Expected dividend yield	—	—

The weighted-average grant date fair values of stock options issued during the years ended December 31, 2023 and 2022 were $2.55 and $3.75, respectively. As of December 31, 2023, the total unrecognized compensation related to unvested employee and non-employee stock option awards granted was $1,790,683 which the Company expects to recognize over a weighted average period of approximately 2.98 years.

Stock based compensation related to the Company’s stock plans are as follows:

	Years Ended
	December 31,
	2023	2022
General and administrative	$1,496,383	$1,422,799
Research and development	1,592,920	896,628
Total stock-based compensation	$3,089,303	$2,319,427

6. EMPLOYEE RETIREMENT PLAN

Our eligible employees have been permitted to participate in our 401(k) beginning October 1, 2022. Participation in the 401(k) plan is offered for the benefit of our employees, including our named executive officers, who remain employed with us, and who satisfy certain eligibility requirements. We match employee contributions using a benchmark to industry standards. The Company will make a safe harbor matching contribution equal to 100% of employee salary deferrals that do not exceed 1% of their compensation plus 50% of their salary deferrals between 1% and 6% of their compensation. The 2023 Company match is immaterial. Under the 401(k) plan, eligible employees may elect to defer a portion of their compensation, within the limits prescribed by the Code, on a pre-tax or after-tax (Roth) basis, through contributions to the 401(k) plan. The 401(k) plan is intended to qualify under Sections 401(a) and 501(a) of the Code. As a tax-qualified retirement plan, pre-tax contributions to the 401(k) plan and earnings on those pre-tax contributions are not taxable to the employees until distributed from the 401(k) plan, and earnings on Roth contributions are not taxable when distributed from the 401(k) plan.

7. COMMITMENTS AND CONTINGENCIES

Legal

From time to time, the Company is involved in legal actions and claims arising in the normal course of business. Management believes there are no matters which will have a material adverse effect on the Company's financial position, operations or cash flows.

Patent Licensing, Sponsored Research, and Patent & Technology Agreements

THIO - In November 2018 and as amended in December 2020, the Company entered into a Global Patent Licensing Agreement (“PLA”) titled “Patent and Technology License Agreement AGT. NO. L2264 - MAIA Biotechnology” with the University of Texas Southwestern (“UTSW”) to license patent families for a specific compound (“THIO”) from UTSW to MAIA. The agreement, as amended, has a term of 20 years. The agreement requires MAIA to reimburse UTSW for agreed-upon expenses related to THIO. The agreement requires certain payments upon assignment of the license to a third party as well as upon reaching specific milestones, ranging between $1,000,000 and $50,000,000, not to exceed a combined milestone payment total of $112,000,000. As of December 31, 2023, no assignment has occurred and none of the defined milestones have been completed and therefore no payments are due to UTSW related to the milestones. The agreement requires royalties of 2-4% (depending on THIO reaching specified sales levels in the respective jurisdictions) royalty payments on net sales up to $1,000,000,000, and 2.5-5% on net sales above $1,000,000,000.

Also in December 2020, the Company entered into a second license agreement with UTSW titled “Patent and Technology License Agreement AGT. NO. L3648 — MAIA Biotechnology” pursuant to which UTSW is licensing an additional compound to MAIA. The agreement has a term of 20 years and requires the Company to reimburse UTSW for certain agreed-upon expenses. The agreement requires certain payments upon assignment of the license to a third party as well as upon reaching specific milestones, ranging between $1,000,000 and $50,000,000, not to exceed a combined milestone payment total of $112,000,000. As of December 31, 2023, no assignment has occurred and none of the defined milestones have been completed and therefore no payments are due to UTSW related to the milestones.

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

Regeneron - In February 2021, the Company reached an agreement with Regeneron Pharmaceuticals, Inc. ("Regeneron") to perform one clinical trial for the treatment of patients with Non-Small Cell Lung Cancer (NSCLC) involving a Regeneron drug candidate that utilizes one of the Company's compounds/agents. The Company is responsible for all costs of the study with Regeneron supplying their drug cemiplimab representing a cost savings for the Company, the first phase of which is expected to take approximately two years. The overall term of the agreement is for five years unless earlier terminated for certain reasons as defined in the agreement. Either party may terminate a study plan in the event that patient screening for the clinical study does not commence within twelve (12) months after (a) the Effective Date, with respect to the initial study, or (b) the execution of the applicable study plan, with respect to each other study. If either party terminates a study plan, the Company shall reimburse Regeneron for the Regeneron product it received in connection with such study plan based on the actual out-of-pocket cost to Regeneron of such Regeneron product. As of December 31, 2023 neither party has terminated the agreement.

8. INCOME TAXES

The Company's net deferred tax assets consist of the following components:

	December 31,
	2023	2022
Deferred tax assets:
Net operating loss carryforwards	$5,226,712	$3,294,955
Stock-based compensation	1,378,351	1,183,941
Research and development	3,183,980	1,499,300
Accrued compensation	584,001	244,848
Other	—	6,724
Total net deferred tax assets before valuation allowance	10,373,044	6,229,768
Valuation allowance	(10,373,044)	(6,229,768)
Net deferred tax asset	$—	$—

At December 31, 2023, the Company has unused U.S. federal and state net operating loss (“NOL”) carryforwards of $24.2 million that may be applied against future taxable income. The state NOL carryforwards begin to expire in 2030. The U.S. federal NOL carryforwards may be carried forward indefinitely, however are limited to 80 percent of taxable income. The Company has unused Australian NOL carryforwards of $0.2 million that may be carried forward indefinitely. The Company has unused U.S. federal research and experimentation (“R & E”) tax credits of $0.5 million that begin to expire in 2041.

The use of the Company’s NOL and R & E credit carryforwards may, however, be subject to limitations as a result of an ownership change. A corporation undergoes an “ownership change,” in general, if a greater than 50% change (by value) in its equity ownership by one or more five‑percent stockholders (or certain groups of non-five-percent stockholders) over a three-year period occurs. After such an ownership change, the corporation’s use of its pre-change NOL carryforwards and other pre‑change tax attributes to offset its post-change income is subject to an annual limitation determined by the equity value of the corporation on the date the ownership change occurs multiplied by a rate determined monthly by the Internal Revenue Service.

If an ownership change occurs and if the Company earns net taxable income, the Company’s ability to use its pre-change NOLs to offset U.S. federal and taxable income would be subject to these limitations, which could potentially result in increased future tax liability compared to the tax liability the Company would incur if its use of NOL carryforwards were not so limited. In addition, for state income, franchise and similar tax purposes, there may be periods during which the use of NOL carryforwards is suspended or otherwise limited, which could accelerate or permanently increase the Company’s state income, franchise, or similar taxes.

In accordance with ASC 740, “Income Taxes,” the Company recorded a valuation allowance to fully offset its deferred tax assets, because it is not more likely than not that the Company will realize future benefits associated with these deferred tax assets at December 31, 2023 and 2022.The valuation allowance increased by approximately $4.1 million and $1.2 million during the years ended December 31, 2023 and 2022, respectively, mainly due to increases in the NOL carryforward and other deferred tax assets. The Company will continue to assess the realizability of the deferred tax assets at each interim and annual balance sheet date based upon actual and forecasted operating results.

The Company incurred a pretax book loss of approximately $19.8 million for the year ended December 31, 2023, which consisted of a U.S. loss of approximately $19.6 million and a foreign loss of approximately $0.2 million. The Company incurred a pretax book loss of approximately $15.8 million for the year ended December 31, 2022, which consisted of a U.S. loss of approximately $15.3 million and a foreign loss of approximately $0.5 million.

No provision or benefit for U.S. federal, state, or foreign income taxes has been recorded for the years ended December 31, 2023 and 2022, mainly due to net losses incurred by the Company in all jurisdictions other than Romania, which provides for a tax exemption.

The income tax benefit differs from the benefit that would result from applying federal statutory rates to loss before income taxes as follows:

	December 31,
	2023	2022
Statutory federal income tax rate	21.0%	21.0%
State taxes, net of federal tax benefit	1.1%	(7.7)%
Stock-based compensation	(2.2)%	(1.2)%
Loss on extinguishment of debt	—%	(1.5)%
Other nondeductible expenses/(nontaxable income)	1.0%	(3.0)%
Change in valuation allowance	(20.9)%	(7.6)%
Income tax benefit	—%	—%

The Company accounts for uncertain tax positions in accordance with the provisions of ASC 740. When uncertain tax positions exist, the Company recognizes the tax benefit of tax positions to the extent that the benefit would more likely than not be realized assuming examination by the taxing authority. The determination as to whether the tax benefit will more likely than not be realized is based upon the technical merits of the tax position as well as consideration of the available facts and circumstances. The Company recognizes any interest and penalties accrued related to unrecognized tax benefits as income tax expense. The Company did not have any significant unrecognized tax benefits during the years ended December 31, 2023 and 2022. The Company files income tax returns in the U.S. federal jurisdiction, several U.S. States, Australia, and Romania. The Company’s tax returns since inception remain open to examination by the taxing authorities.

9.
SUBSEQUENT EVENTS

Issuance of Common Stock

On March 18, 2024, the Company issued 12,500 shares of common stock for investor relation services to Laidlaw & Company as part of the agreement signed on August 15, 2023.

Issuance of Options

From January 1 to March 21, 2024, the Company issued 456,545 options at a weighted exercise price of $1.41 to employees and consultants.

At-The-Market Offering with H.C. Wainwright

On February 14, 2024, the Company entered into an At The Market Offering Agreement (the “ATM Agreement”) with H.C. Wainwright & Co., LLC (“Wainwright”), to sell shares of its common stock, par value $0.0001 per share, (the “Shares”) having an aggregate sales price of up to $1,445,000, from time to time, through an “at the market offering” program under which Wainwright will act as sales agent. The sales, if any, of the Shares made under the ATM Agreement will be made by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415 promulgated under the Securities Act of 1933, as amended. The Company will pay Wainwright a commission rate equal to 3.0% of the aggregate gross proceeds from each sale of Shares. As of the date of this filing, the Company has sold 507,754 shares of common stock at an average price of $1.47 per share, resulting in aggregate gross proceeds of approximately $745,250. The Company anticipates that the at-the-market offering will continue throughout the next reporting period.

Private Placement

On March 11, 2024, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain accredited investors (the “Investors”) for the issuance and sale in a private placement (the “Private Placement”) of (i) 2,043,587 shares (the “Investor Shares”) of the Company’s common stock, par value $0.0001 per share (“Common Stock”), and (ii) warrants (the “Investor Warrants”) to purchase up to 2,043,587 shares of the Company’s Common Stock, at a price per share of $1.17 for an aggregate purchase price of approximately $2.4 million. The Shares and the Warrants (and the shares of common stock underlying the Warrants) sold in the Private Placement are being issued as restricted securities as defined in Rule 144 of the Securities Act of 1933, as amended and do not contain any registration rights. The Common Warrants are exercisable at a price per Share of $1.30, which price represents the greater of the book or market value of the stock on the date the Purchase Agreement was executed (subject to customary adjustments as set forth in the Investor Warrants, which do not include any provisions relating to price protection), are exercisable commencing six months following issuance and have a term of five years from the initial exercise date.

In addition, in recognition of the past and continued future services provided by members of the Company’s board of directors (the “Board”) and to further align the interests of directors with those of the Company’s stockholders, the Board has determined it advisable and in the best interests of the Company and its stockholders to allow members of the Board to participate in the Private Placement and directors of the Company executed the Purchase Agreement to subscribe for (i) 452,731 shares of Common Stock (the

“Director Shares,” together with the Investor Shares, the “Shares”) and (ii) common stock purchase warrants to purchase up to 452,731 shares of the Company’s Common Stock (the “Director Warrants,” together with the Investor Warrants, the “Warrants”) at a price per share of $1.17 for an aggregate purchase price of $529,695 The Director Warrants are exercisable at a price of $1.30 per share, which price represents the greater of the book or market value of the stock on the date the Purchase Agreement was executed (subject to customary adjustments as set forth in the Director Warrants), are exercisable commencing six months following issuance and will have a term of five years from the initial exercise date. The Director Shares and Director Warrants (and any shares of Common Stock issuable upon exercise thereof) are being issued under the Company’s 2021 Equity Incentive Plan (the “Plan”) as an Unrestricted Stock Award (as defined in the Plan) and an Award of Options (as such terms are defined in the Plan), respectively. The Private Placement closed on March 14, 2024 and the combined gross proceeds from the Private Placement was approximately $2.92 million, prior to deducting offering expenses payable by the Company.

Related Party Participation in Private Placement

The following Company directors participated in the aforementioned March 2024 private placement as follows: (i) Stan Smith purchased 170,940 shares of common stock and warrants to purchase up to 170,940 shares of common stock for an aggregate purchase price of $200,000; (ii) Louie Ngar Yee purchased 170,940 shares of common stock and warrants to purchase up to 170,940 shares of common stock for an aggregate purchase price of $200,000; (iii) Cristian Luput purchased 69,282 shares of common stock and warrants to purchase up to 69,282 shares of common stock for an aggregate purchase price of $81,060; (iv) Steven Chaouki purchased 34,641 shares of common stock and warrants to purchase up to 34,641 shares of common stock for an aggregate purchase price of $40,530 and (v) Ramiro Guerrero purchased 6,928 shares of common stock and warrants to purchase up to 6,928 shares of common stock for an aggregate purchase price of $8,106.

These subsequent events may have a material impact on the Company’s financial position, results of operations, and cash flows in future periods, and they are disclosed here for informational purposes. Investors should consider the potential impact of these events on their assessments of the Company’s financial condition and performance.