Form 10-Q
period 2024-03-31
MAIA Biotechnology, Inc.
filed 2024-05-14
CIK 1878313

b

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of May 14, 2024, the registrant had 21,837,149 shares of common stock, $0.0001 par value per share, outstanding.

i

NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements. All statements other than statements of historical facts contained in this report, including statements regarding our future results of operations and financial position, business strategy, product candidates, planned preclinical studies and clinical trials, research and development costs, regulatory approvals, timing and likelihood of success, as well as plans and objectives of management for future operations, are forward-looking statements. In some cases, forward-looking statements may be identified by words such as "believe," "may," "will," "estimate," "continue," "anticipate," "intend," "could," "would," "expect," "objective," "plan," "potential," "seek," "grow," "target," "if," and similar expressions intended to identify forward-looking statements. Our actual results may differ materially from those currently anticipated and expressed in such forward-looking statements as a result of a number of factors, including those which we discuss under “Risk Factors,” elsewhere in this Quarterly Report on Form 10-Q and in our other filings with the Securities and Exchange Commission (the "SEC").

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

MAIA Biotechnology, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	March 31, 2024	December 31, 2023
	(unaudited)
ASSETS
Current assets:
Cash	$8,271,449	$7,150,695
Prepaid expenses and other current assets	272,583	268,677
Australia research and development incentives receivable	155,969	144,680
Total current assets	8,700,001	7,564,052
Deferred offering costs	13,235	—
Other assets	2,800	2,800
Total assets	$8,716,036	$7,566,852
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,872,502	$1,638,546
Accrued expenses	3,035,265	3,298,607
Total current liabilities	4,907,767	4,937,153
Long term liabilities:
Warrant liability	9,573,197	2,152,188
Total liabilities	14,480,964	7,089,341
Commitments and contingencies (Note 7)
Stockholders' equity (deficit)
Preferred stock, $0.0001 par value, 30,000,000 shares authorized at March 31, 2024 and December 31, 2023, 0 shares issued and outstanding	—	—
Common stock, $0.0001 par value, 70,000,000 shares authorized at March 31, 2024 and December 31, 2023, 20,581,469 and 16,986,254 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	2,059	1,699
Additional paid-in capital	66,310,691	64,472,249
Accumulated deficit	(72,047,632)	(63,980,177)
Accumulated other comprehensive loss	(30,046)	(16,260)
Total stockholders' equity (deficit)	(5,764,928)	477,511
Total liabilities and stockholders' equity (deficit)	$8,716,036	$7,566,852

See the accompanying notes to the unaudited condensed consolidated financial statements.

MAIA Biotechnology, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,
	2024	2023
Operating expenses:
Research and development expenses	$2,320,742	$2,195,991
General and administrative expenses	1,628,134	1,988,259
Total operating expenses	3,948,876	4,184,250
Loss from operations	(3,948,876)	(4,184,250)
Other (expense) income:
Interest expense	—	(5,147)
Interest income	44,118	336
Australian research and development incentives	18,601	51,243
Change in fair value of warrant liability	(4,181,298)	20,942
Other income, net	(4,118,579)	67,374
Net loss	(8,067,455)	(4,116,876)
Net loss attributable to MAIA Biotechnology, Inc. shareholders	$(8,067,455)	$(4,116,876)
Net loss per share
Basic and diluted	$(0.46)	$(0.38)
Weighted average common shares outstanding basic and diluted	17,601,407	10,977,054

See the accompanying notes to the unaudited condensed consolidated financial statements.

MAIA Biotechnology, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

	Three Months Ended March 31,
	2024	2023
Net loss	$(8,067,455)	$(4,116,876)
Foreign currency translation adjustment	(13,786)	(9,301)
Comprehensive loss	$(8,081,241)	$(4,126,177)

See the accompanying notes to the unaudited condensed consolidated financial statements.

MAIA Biotechnology, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Stockholders' Equity (Deficit) (Unaudited)

For the Three Months Ended March 31,
2024
	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity (Deficit)
Balance at December 31, 2023	—	$—	16,986,254	$1,699	$64,472,249	$(63,980,177)	$(16,260)	$477,511
Issuance of restricted stock	—	—	12,500	1	11,499	—	—	11,500
Stock-based compensation expense	—	—	—	—	349,965	—	—	349,965
Issuance of common shares in connection with At-The-Market financing, net of $179,628 of issuance costs	—	—	507,754	51	565,572	—	—	565,623
Issuance of common shares in connection with the Private Placement Offering #1, net of $50,000 of issuance costs	—	—	2,496,318	250	590,161	—	—	590,411
Issuance of common shares in connection with the Private Placement Offering #2, net of $47,261 of issuance costs			578,643	58	90,560			90,618
Issuance of warrants in connection with the Private Placement Offering #1					230,685			230,685
Foreign currency translation adjustment	—	—	—	—	—	—	(13,786)	(13,786)
Net loss	—	—	—	—	—	(8,067,455)	—	(8,067,455)
Balance at March 31, 2024	—	$—	20,581,469	$2,059	$66,310,691	$(72,047,632)	$(30,046)	$(5,764,928)

See the accompanying notes to the unaudited condensed consolidated financial statements.

MAIA Biotechnology, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Stockholders' Equity (Unaudited)

For the Three Months Ended March 31,
2023
	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance at December 31, 2022	—	$—	10,955,904	$1,096	$52,729,942	$(44,207,272)	$(15,973)	$8,507,793
Issuance of restricted stock	—	—	40,500	4	164,066	—	—	164,070
Stock-based compensation expense	—	—	—	—	537,522	—	—	537,522
Foreign currency translation adjustment	—	—	—	—	—	—	(9,301)	(9,301)
Net loss	—	—	—	—	—	(4,116,876)	—	(4,116,876)
Balance at March 31, 2023	—	$—	10,996,404	$1,100	$53,431,530	$(48,324,148)	(25,274)	$5,083,208

See the accompanying notes to the unaudited condensed consolidated financial statements.

MAIA Biotechnology, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(8,067,455)	$(4,116,876)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	349,965	537,522
Consulting expense for restricted shares issued	11,500	164,070
Change in fair value of warrant liability	4,181,298	(20,942)
Change in operating assets and liabilities:
Prepaid expenses and other current assets	67,091	153,775
Australia research and development incentives receivable	(18,602)	(51,243)
Other receivables	(71,856)	—
Accounts payable	237,018	(35,163)
Accrued expenses	(275,759)	8,208
Net cash used in operating activities	(3,586,800)	(3,360,649)
Cash flows from financing activities:
Proceeds from sale of common stock in private placement offering #1	2,920,696	—
Proceeds from sale of common stock in private placement offering #2	1,327,990	—
Proceeds from At-The-Market offering	745,251	—
Payment of offering transactions costs	(276,889)	—
Net cash provided by financing activities	4,717,048	—
Net effect of foreign currency exchange on cash	(9,494)	(3,966)
Net increase (decrease) in cash	1,120,754	(3,364,615)
Cash at beginning of period	7,150,695	10,950,927
Cash at end of period	$8,271,449	$7,586,312
Supplemental disclosure of cash flow information:
Warrants issued in connection with private placement offering #1	$2,049,600	—
Warrants issued in connection with private placement offering #2	$1,190,111	—

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

To date, the Company has incurred recurring losses, negative cash flow from operations and has accumulated a deficit of $72,047,632 from the Company’s inception through March 31, 2024. As of March 31, 2024, the Company had $8,271,449 in cash and cash equivalents and working capital of approximately $3,792,234.

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

Basis of Presentation

Basis of presentation and consolidation principles

The accompanying condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. The condensed consolidated financial statements may not include all disclosures required by GAAP; however, the Company believes that the disclosures are adequate to make the information presented not misleading. These unaudited condensed financial statements should be read in conjunction with the audited financial statements and the notes thereto for the fiscal year ended December 31, 2023 included in the Company’s Annual Report on Form 10-K filed on March 21, 2024. The condensed consolidated balance sheet as of December 31, 2023 was derived from the audited financial statements.

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

Off-Balance Sheet Risk and Concentrations of Credit Risk

The Company has no significant off-balance sheet risks, such as foreign exchange contracts, option contracts, or other foreign hedging arrangements. Cash accounts are maintained at financial institutions that potentially subject the Company to concentrations of credit risk. At March 31, 2024 and December 31, 2023, substantially all of the Company’s cash was deposited in accounts at two financial institutions. The Company maintains its cash deposits, which at times may exceed the federally insured limits, with a reputable financial institution, and accordingly, the Company believes such funds are subject to minimal credit risk.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with maturities of three months or less to be cash equivalents. As of March 31, 2024 and December 31, 2023 cash includes cash in a depository bank accounts. The Company had no cash equivalents as of March 31, 2024 or December 31, 2023.

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

Fair value measurements discussed herein are based upon certain market assumptions and pertinent information available to management as of and during the three months ended March 31, 2024, and as of and during the twelve months ended December 31, 2023. The carrying amount of accounts payable approximated fair value as they are short term in nature. The fair value of warrants issued for services is estimated based on the Black-Scholes-Merton model during the three months ended March 31, 2024. The estimated fair value of warrants issued to underwriters represented Level 3 measurements.

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

During the three months ended March 31, 2024, 12,500 restricted shares of common stock were issued for consulting services. There were no issuances of restricted stock awards during the three months ended March 31, 2023. The fair value of restricted stock awards is based on the common stock price.

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

Deferred Offering Costs

Deferred offering costs are included in other assets and consist of legal, accounting, underwriting fees and other costs. There are no deferred offering costs as of the December 31, 2023 balance sheet date. Deferred offering costs incurred through the March 31, 2024 balance sheet are directly related to at-the-market offering and will be charged to additional paid-in capital upon the completion of the offering.

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

The following table summarizes the Company’s potentially dilutive securities, in common share equivalents, which have been excluded from the calculation of dilutive loss per share as their effect would be anti-dilutive:

	Three Months Ended March 31,
	2024	2023
Shares issuable upon exercise of stock options	8,060,978	7,217,915
Shares issuable upon exercise of warrants	6,272,508	796,985

Recent Accounting Standards

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

Reclassification of Prior Year Presentation

Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reported statement of cash flows.

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

Private Placement

The following Company directors participated in the March 2024 private placement as follows: (i) Stan Smith purchased 170,940 shares of our common stock and warrants to purchase up to 170,940 shares of our common stock for an aggregate purchase price of $200,000; (ii) Louie Ngar Yee purchased 170,940 shares of our common stock and warrants to purchase up to 170,940 shares of our common stock for an aggregate purchase price of $200,000; (iii) Cristian Luput purchased 69,282 shares of our common stock and warrants to purchase up to 69,282 shares of our common stock for an aggregate purchase price of $81,060; (iv) Steven Chaouki purchased 34,641 shares of our common stock and warrants to purchase up to 34,641 shares of our common stock for an aggregate purchase price of $40,530 and (v) Ramiro Guerrero purchased 6,928 shares of our common stock and warrants to purchase up to 6,928 shares of our common stock for an aggregate purchase price of $8,106.

3. ACCRUED EXPENSES

As of March 31, 2024 and December 31, 2023 accrued expenses consisted of the following:

	March 31,	December 31,
	2024	2023
Bonus	$1,006,187	$786,999
Professional fees	175,910	77,942
Research and development costs	989,847	998,838
Accrued severance	603,635	824,435
Other	259,686	610,393
Total accrued expenses	$3,035,265	$3,298,607

4.
FAIR VALUE OF FINANCIAL LIABILITIES

Derivative Liability

Financial liabilities consisting of warrant liabilities measured at fair value on a recurring basis are summarized below. The fair value of the warrant liabilities recorded are as follows:

	Fair value at December 31, 2023
	Total	Level 1	Level 2	Level 3
Liabilities:
Warrant liability	2,152,188	—	—	2,152,188
Total liabilities	$2,152,188	$—	$—	$2,152,188

	Fair value at March 31, 2024
	Total	Level 1	Level 2	Level 3
Liabilities:
Warrant liability	9,573,197	—	—	9,573,197
Total liabilities	$9,573,197	$—	$—	$9,573,197

The table below provides a summary of the changes in fair value of the warrant liabilities measured on a recurring basis using significant unobservable inputs (Level 3):

	Three Months Ended March 31,
Warrant liabilities:	2024	2023
Balance, beginning of period	$2,152,188	$245,341
Issuance of warrants	3,239,711	—
Loss (Gain) on fair value of warrant liability	4,181,298	(20,942)
Balance, end of period	$9,573,197	$224,399

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

At-the-Market Equity Offering

On February 14, 2024, the Company entered into an At The Market Offering Agreement (the “ATM Agreement”) with H.C. Wainwright & Co., LLC (“Wainwright”), to sell shares of its common stock, par value $0.0001 per share, (the “Shares”) having an aggregate sales price of up to $1,445,000, from time to time, through an “at the market offering” program under which Wainwright will act as sales agent. The sales, if any, of the Shares made under the ATM Agreement will be made by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415 promulgated under the Securities Act of 1933, as amended. The Company will pay Wainwright a commission rate equal to 3.0% of the aggregate gross proceeds from each sale of Shares. As of March 24, 2024, the Company has sold 507,754 shares of common stock at an average price of $1.47 per share, resulting in aggregate gross proceeds of approximately $745,251. The Company anticipates that the at-the-market offering will continue throughout the next reporting period.

Effective March 25, 2024, the Company filed a prospectus supplement to amend, supplement and supersede certain information contained in the earlier prospectus and prospectus supplement, which increased the number of Shares the Company may offer and sell under the ATM Agreement to an aggregate offering price of up to $4,950,000 from time to time.

Share Repurchase Program

On September 28, 2023, the Company announced that its board of directors approved a share repurchase program pursuant to which the Company may repurchase up to $800,000 of the Company’s issued and outstanding shares of common stock, par value $0.0001 per share, through September 2024. The Company expects to fund repurchases by using cash on hand and expected cash flow to be generated in the future. As of March 31, 2024 no shares have been repurchased.

Private Placement

On March 14, 2024, the Company issued and sold 2,496,318 shares of its common stock and warrants to purchase 2,496,318 shares of its common stock in a private placement to certain accredited investors and Company directors pursuant to securities purchase agreements dated March 25, 2024 at a price per share of $1.17 for which the Company received gross proceeds of approximately $2.92 million. The warrants are exercisable at a price per share of $1.30, are exercisable commencing six months following issuance, and have a term of five year from the initial exercise date. The securities sold to Company directors participating in the private placement were issued pursuant to the Company’s 2021 Equity Incentive Plan.

On March 28, 2024, the Company issued and sold (i) 578,643 shares of its common stock, and (ii) warrants to purchase up to 578,643 shares of its common stock, to accredited investors pursuant to securities purchase agreements dated March 25, 20241 at a price per share of $2.295 for which the Company received gross proceeds of approximately $1.33 million. The warrants are exercisable at a price per share of $2.55, are exercisable commencing six months following issuance, and have a term of five years from the initial exercise date.

MAIA Biotechnology, Inc. Restricted Stock Awards

During the three months ended March 31, 2023, the company expensed $164,070 to consulting for investor relations related to the grant of 40,500 restricted shares of common stock. There were no unvested restricted shares as of March 31, 2023.

During the three months ended March 31, 2024, the company expensed $11,500 to consulting expense related to the grant of 12,500 restricted shares of common stock. There are no unvested restricted shares as of March 31, 2024.

MAIA Stock Warrants

Concurrently with the closing of the Company’s initial public offering, the Company issued warrants to purchase an aggregate of up to 100,000 shares of its common stock to the representative or its designees, at an exercise price of $6.25 per share (the “Representative’s Warrants”). The Representative’s Warrants are exercisable beginning on January 23, 2023, and expire on July 27, 2027, pursuant to the terms and conditions of the Representative’s Warrants. On August 3, concurrently with the full exercise of the Underwriter’s over-allotment option, the Company issued additional Representative’s Warrants to purchase an aggregate of up to 15,000 shares of its common stock to the Representative or its designees on the same terms. The Representative’s Warrants are not indexed to the Company’s own stock and therefore meet the definition of a derivative liability. The Representative’s Warrants are liability classified instruments and were initially recorded as $343,735, which was the value determined using the Black-Scholes-Merton method using a term of five years, risk free interest rate of 2.82% and volatility of 77.5%. As of March 31, 2024 and December 31, 2023 the Company remeasured the warrant liability resulting in a value of $112,878 and $40,211 respectively. The loss on remeasurement of the warrant liability in the amount of $72,666 was included in other expense for the three months ended March 31, 2024.

On November 9, 2023, the Company issued warrants to purchase an aggregate of up to 239,234 shares of its common stock to Alumni Capital LP, at an exercise price of $2.09 per share. The warrants were exercisable beginning on November 10, 2023, and expire on November 10, 2027, pursuant to the terms and conditions of the warrants. The warrants are not indexed to the Company’s own stock and therefore meet the definition of a derivative liability. On November 13, 2023, 131,578 warrant shares vested in accordance with the terms. The warrants are liability classified instruments and were initially recorded as $84,251, which was the value determined using the Black-Scholes-Merton method using a term of 3.87 years, risk free interest rate of 3.93% and volatility of 90.0%. Laidlaw & Company Ltd. acted as the financial advisor to the Company in connection with the warrant and were paid a cash fee of $13,750. As of March 31, 2024 and December 31, 2023 the Company remeasured the warrant liability resulting in a value of $199,902 and $84,251 respectively. The loss on remeasurement of the warrant liability in the amount of $115,651 is included in other expense for the three months ended March 31, 2024.

On November 17, 2023, the Company issued warrants concurrently with the Company’s registered direct offering to purchase an aggregate of up to 2,424,243 shares of its common stock to the investors in the registered direct offering, at an exercise price of $1.86 per share (subject to customary adjustments as set forth in the Warrants), are exercisable six months following issuance and will have a term of five years from the initial exercise date. The Warrants contain customary anti-dilution adjustments to the exercise price, including for share splits, share dividends, rights offerings and pro rata distributions. The warrants are not indexed to the Company’s own stock and therefore meet the definition of a derivative liability. The warrants are liability classified instruments and were initially recorded as $1,903,915, which was the value determined using the Black-Scholes-Merton method using a term of 5.38 years, risk free interest rate of 3.85% and volatility of 90.0%. As of March 31, 2024 and December 31, 2023 the Company remeasured the warrant liability resulting in a value of $4,211,746 and $1,903,915 respectively. The loss on remeasurement of the warrant liability in the amount of $2,307,832 is included in other expense for the three months ended March 31, 2024.

On November 17, 2023, concurrently with the closing of the Company’s registered direct offering, the Company issued warrants to purchase an aggregate of 169,697 shares of its common stock to the Representative or its designees, at an exercise price of $2.06 per share. The Representative’s Warrants are exercisable beginning November 15, 2023, and expire on November 15, 2028, pursuant to the terms and conditions of the Representative’s Warrants. The warrants are not indexed to the Company’s own stock and therefore meet the definition of a derivative liability. The warrants are liability classified instruments and were initially recorded as $123,811, which was determined using the Black-Scholes-Merton method using a term of 4.88 years, risk free interest rate of 3.84% and volatility of 90.0%. As of March 31, 2024 and December 31, 2023 the Company remeasured the warrant liability resulting in a value of $280,770 and $123,811 respectively. The loss on remeasurement of the warrant liability in the amount of $156,959 is included in other expense for the three months ended March 31, 2024.

Concurrently with the closing of the Company’s private placement on March 14, 2024, the Company issued warrants to purchase an aggregate of up to 2,496,318 shares of its common stock to the investors in the private placement, at an exercise price of $1.30 per share are exercisable beginning on September 14, 2024, and expire on September 14, 2029. The warrants issued were divided into two groups, warrants issued to outside investors and warrants issued to directors. The warrants issued to outside investors of 2,043,587 are not indexed to the Company’s own stock and therefore meet the definition of a derivative liability. The warrants are liability classified instruments and were initially recorded as $2,049,600, which was determined using the Black-Scholes-Merton method using a term of 5.5 years, risk free interest rate of 4.20% and volatility of 95.0%. As of March 31, 2024, the Company remeasured the warrant liability resulting in a value of $3,793,921. The loss on remeasurement of the warrant liability in the amount of $1,744,321 is included in other expense for the three months ended March 31, 2024. The warrants issued to directors of 452,731 are equity classified instruments and the value of these warrants determined using the Black-Scholes-Merton method was $230,685 using a term of 5.5 years, risk free interest rate of 4.20% and volatility of 95%.

Concurrently with the closing of the Company’s private placement offering on March 28, 2024, the Company issued warrants to purchase an aggregate of up to 578,643 shares of its common stock to the investors in the private placement at an exercise price of $2.55 per share. The warrants are exercisable beginning on September 28, 2024, and expire on September 28, 2029. The warrants are not indexed to the Company’s own stock and therefore meet the definition of a derivative liability. The warrants are liability classified instruments and were initially recorded as $1,190,111, which was determined using the Black-Scholes-Merton method using a term of 5.5 years, risk free interest rate of 4.20% and volatility of 95.0%. As of March 31, 2024, the Company remeasured the warrant liability resulting in a value of $973,980. The gain on remeasurement of the warrant liability in the amount of $216,131 is included in other expense for the three months ended March 31, 2024.

	Warrants Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years
Balance at January 1, 2024	3,650,278	$2.82	5.00
Issued	2,622,230	1.58
Exercised	—	—
Expired	—	—
Balance at March 31, 2024	6,272,508	$2.30	2.76

MAIA Biotechnology, Inc. Stock Award Plans

In 2018, the Company adopted the MAIA Biotechnology, Inc. 2018 Stock Option Plan (the “MAIA 2018 Plan”). MAIAs board of directors administers the MAIA Plan for the purposes of attracting, retaining, and motivating key employees, directors, and consultants of MAIA. The terms of the MAIA 2018 Plan continue to govern the 1,924,500 options outstanding in the plan as of March 31, 2024.

In 2020, the Company adopted the MAIA Biotechnology, Inc. Amended and Restated 2020 Equity Incentive Plan (the “MAIA 2020 Plan’’), also administered by the board of directors. The MAIA 2020 Plan permitted awards to take the form of stock options, restricted stock and restricted stock units. The terms of the MAIA 2020 Plan continue to govern the 3,532,125 options outstanding in the plan as of March 31, 2024. There are no shares reserved for future issuance in the MAIA 2018 Plan or the MAIA 2020 Plan.

On August 1, 2022 the Company approved the MAIA Biotechnology, Inc. 2021 Equity Incentive Plan (the “MAIA 2021 Plan’’) with 1,909,518 shares of common stock reserved for issuance. On May 25, 2023 the MAIA 2021 Plan was amended to include an automatic increase to the plan in the amount equal to ten percent (10%) of the total number of shares of stock outstanding on a fully diluted basis on December 31 of the preceding calendar year (the “Increase Date”); provided that, the board of directors may act prior to any Increase Date to provide that there will be no increase for such year or that the increase for such year will be a lesser number of shares of stock. The amount reserved for issuance under the MAIA 2021 Plan increased by 1,956,993 based on the fully diluted shares outstanding as of December 31, 2022. The amount reserved for issuance under the MAIA 2021 Plan increased by 2,838,668 based on the fully diluted shares outstanding as of December 31, 2023. As of March 31, 2024 there are 4,098,243 shares of common stock available for future issuance under the MAIA 2021 Plan and 2,604,353 options are outstanding in the MAIA 2021 Plan.

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

As of March 31, 2024, only stock options have been awarded pursuant to the MAIA stock award plans.

The following table summarizes the activity and information regarding MAIA’s outstanding and exercisable options for the three months ended March 31, 2024:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Balance at January 1, 2024	7,750,152	$2.53	7.29
Granted	984,455	1.42
Exercised	—	—
Cancelled/forfeited	(673,629)	3.58
Balance at March 31, 2024	8,060,978	$2.31	7.14	2,588,003
Options exercisable at March 31, 2024	6,649,017	$2.29	6.84	2,237,777

The value of option grants is calculated using the Black-Scholes-Merton option pricing model with the following assumptions for options granted during the three months ended March 31, 2024 and 2023:

	2024	2023
Risk-free interest rate	3.98% - 4.49%	3.64% - 4.23%
Expected term (in years)	5 - 6.08	5 - 6.08
Expected volatility	95% - 152.5%	99.6% - 101.1%
Expected dividend yield	-	—

The weighted-average grant date fair value of stock options issued during the three months ended March 31, 2024 and 2023 was $1.42 and $3.27, respectively. As of March 31, 2024, the total unrecognized compensation related to unvested employee and non-employee stock option awards granted was $2,080,928, which the Company expects to recognize over a weighted average period of approximately 3.2 years.

Stock based compensation related to the Company’s stock plans are as follows:

	Three Months Ended
	March 31,
	2024	2023
General and administrative	$230,989	$256,677
Research and development	118,976	280,845
Total stock-based compensation	$349,965	$537,522

6.
COMMITMENTS AND CONTINGENCIES

Legal

From time to time, the Company is involved in legal actions and claims arising in the normal course of business. Management believes there are no matters which will have a material adverse effect on the Company's financial position, operations or cash flows.

Patent Licensing, Sponsored Research, and Patent & Technology Agreements

THIO – In November 2018 and as amended in December 2020, the Company entered into a Global Patent Licensing Agreement (“PLA”) titled “Patent and Technology License Agreement AGT. NO. L2264 – MAIA Biotechnology” with the University of Texas Southwestern (“UTSW”) to license patent families for a specific compound (“THIO”) from UTSW to MAIA. The agreement, as amended, has a term of 20 years. The agreement requires MAIA to reimburse UTSW for agreed-upon expenses related to THIO. The agreement requires certain payments upon assignment of the license to a third party as well as upon reaching specific milestones, ranging between $1,000,000 and $50,000,000, not to exceed a combined milestone payment total of $112,000,000. As of March 31, 2024, no assignment has occurred and none of the defined milestones have been completed and therefore no payments are due to UTSW related to the milestones. The agreement requires royalties of 2-4% (depending on THIO reaching specified sales levels in the respective jurisdictions) royalty payments on net sales up to $1,000,000,000, and 2.5-5% on net sales above $1,000,000,000.

Also in December 2020, the Company entered into a second license agreement with UTSW titled “Patent and Technology License Agreement AGT. NO. L3648 — MAIA Biotechnology” pursuant to which UTSW is licensing an additional compound to MAIA. The agreement has a term of 20 years and requires the Company to reimburse UTSW for certain agreed-upon expenses. The agreement requires certain payments upon assignment of the license to a third party as well as upon reaching specific milestones, ranging between $1,000,000 and $50,000,000, not to exceed a combined milestone payment total of $112,000,000. As of March 31, 2024, no assignment has occurred and none of the defined milestones have been completed and therefore no payments are due to UTSW related to the milestones.

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

Regeneron – In February 2021, the Company reached an agreement with Regeneron Pharmaceuticals, Inc. (“Regeneron”) to perform one clinical trial for the treatment of patients with Non-Small Cell Lung Cancer (NSCLC) involving a Regeneron drug candidate that utilizes one of the Company’s compounds/agents. The Company is responsible for all costs of the study with Regeneron supplying their drug cemiplimab representing a cost savings for the Company, the first phase of which is expected to take approximately two years. The overall term of the agreement is for five years unless earlier terminated for certain reasons as defined in the agreement. Either party may terminate a study plan in the event that patient screening for the clinical study does not commence within twelve (12) months after (a) the Effective Date, with respect to the initial study, or (b) the execution of the applicable study plan, with respect to each other study. If either party terminates a study plan, the Company shall reimburse Regeneron for the Regeneron product it received in connection with such study plan based on the actual out-of-pocket cost to Regeneron of such Regeneron product. As of March 31, 2024 neither party has terminated the agreement.

7.
INCOME TAXES

The Company provides for income taxes using the asset and liability approach. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect when these differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The issuance of shares in connection with the Company’s IPO, as well as prior share issuances, may result in limitations on the utilization of the Company’s net operating loss carryforwards under IRS section 382. As of March 31, 2024, and December 31, 2023, the Company had a full valuation allowance against its deferred tax assets.

For the three months ended March 31, 2024 and 2023, the Company recorded zero income tax expense. No tax benefit has been recorded in relation to the pre-tax losses for the three months ended March 31, 2024, due to full valuation allowance to offset any deferred tax assets.

8.
SUBSEQUENT EVENTS

Issuance of Options

From April 1 to May 14, 2024, the Company issued 648,263 options at a weighted exercise price of $2.94 to employees and consultants.

On May 10, 2024, the Company issued 4,678 shares of Common Stock upon exercise of an existing warrant on a net-exercise basis. These shares were issued pursuant to the exemption from registration provided by Section 4(a)(2) and/or 3(a)(9) of the Securities Act of 1933, as amended.

At-The-Market Offering with H.C. Wainwright

On February 14, 2024, the Company entered into an At The Market Offering Agreement (the “ATM Agreement”) with H.C. Wainwright & Co., LLC (“Wainwright”), to sell shares of its common stock, par value $0.0001 per share, (the “Shares”) having an aggregate sales price of up to $1,445,000, from time to time, through an “at the market offering” program under which Wainwright will act as sales agent. The sales, if any, of the Shares made under the ATM Agreement will be made by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415 promulgated under the Securities Act of 1933, as amended. The Company will pay Wainwright a commission rate equal to 3.0% of the aggregate gross proceeds from each sale of Shares. Effective March 25, 2024, the Company filed a prospectus supplement to amend, supplement and supersede certain information contained in the earlier prospectus and prospectus supplement, which increased the number of Shares the Company may offer and sell under the ATM Agreement to an aggregate offering price of up to $4,950,000 from time to time. Since April 1, 2024, the Company has sold 748,808 shares of its common stock at an average price of $3.03 per share, resulting in aggregate gross proceeds of approximately $2,265,162. The Company anticipates that the at-the-market offering will continue throughout the next reporting period.

Private Placement

On April 25, 2024, the Company issued and sold 494,096 shares of its common stock and warrants to purchase 494,096 shares of its common stock in a private placement to certain accredited investors and Company directors pursuant to securities purchase agreements dated April 22, 2024 at a price per share of $2.034 for which the Company received gross proceeds of approximately $1.0 million. The warrants are exercisable at a price per share of $2.26, are exercisable commencing six months following issuance, and have a term of five year from the initial exercise date. The securities sold to Company directors participating in the private placement were issued pursuant to the Company’s 2021 Equity Incentive Plan.

Related Party Participation in Private Placement

The following Company directors participated in the aforementioned April 2024 private placement as follows: (i) Stan Smith purchased 147,492 shares of common stock and warrants to purchase up to 147,492 shares of common stock for an aggregate purchase price of approximately $300,000; (ii) Louie Ngar Yee purchased 19,665 shares of common stock and warrants to purchase up to 19,665 shares of common stock for an aggregate purchase price of approximately $40,000.

Amendments to Common Stock Purchase Warrants

On May 11, 2024, the Company entered into amendments to certain of those common stock purchase warrants originally issued on March 14, 2024 with an exercise price of $1.30 per share with holders of such warrants to purchase 1,794,882 shares of common stock (out of warrants to purchase an aggregate of 2,043,587 shares of common stock issued to non-affiliated investors on March 14, 2024) to amend and restate the “Fundamental Transaction” adjustment provision in such warrants to facilitate such warrants being accounted for on the Company’s balance sheet as equity in future periods as opposed to a warrant liability.

On May 11, 2024, the Company entered into amendments to certain of those common stock purchase warrants originally issued on March 28, 2024 with an exercise price of $2.55 per share with holders of such warrants to purchase 349,886 shares of common stock (out of warrants to purchase an aggregate of 578,643 shares of common stock issued to non-affiliated investors on March 28, 2024) to amend and restate the “Fundamental Transaction” adjustment provision in such warrants to facilitate such warrants being accounted for on the Company’s balance sheet as equity in future periods as opposed to a warrant liability.

On May 11, 2024, the Company entered into amendments to certain of those common stock purchase warrants originally issued on April 25, 2024 with an exercise price of $2.26 per share with holders of such warrants to purchase 263,027 shares of common stock (out of warrants to purchase an aggregate of 326,939 shares of common stock issued to non-affiliated investors on April 25, 2024) to amend and restate the “Fundamental Transaction” adjustment provision in such warrants to facilitate such warrants being accounted for on the Company’s balance sheet as equity in future periods as opposed to a warrant liability.

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
•
On June 20, 2023, we announced updates in enrollment in THIO-101 in Europe. To that date, 29 patients had been dosed in THIO-101. With the addition of sites in Hungary, Poland, and Bulgaria in March 2023, THIO-101 has rapidly increased the number of patients enrolled and dosed with THIO. Thirteen sites were activated with another two new additional sites ready to open shortly afterward.
•
In July 2023, we announced that the first 2 patients dosed with THIO continue to be alive for approximately 12.2 and 11.5 months respectively, from treatment initiation. They have remained free of disease progression for 10.2 and 8.5 months, respectively, without requiring any additional therapy. We also highlighted that out of the first 11 patients with post-baseline scans, 82% (9 patients) met the disease control primary endpoint at first response assessment. For contrast, in similar heavily treated NSCLC patients, typical disease control rates are in the 25-35% range.
•
On August 23, 2023, our universal shelf registration statement on Form S-3 (File No. 333-273984) (the “From S-3”) for possible future offerings was declared effective by the SEC.
•
On September 1, 2023, we entered into an “at-the-market” Sales Agreement (the “Sales Agreement”) with ThinkEquity LLC (the “Sales Agent”), pursuant to which the Company may offer and sell, from time to time, through the Sales Agent, shares of the Company’s common stock having an aggregate offering price of up to $7,000,000, subject to the terms and conditions of the Sales Agreement. The shares will be offered and sold pursuant to the Company’s prospectus supplement (the “Prospectus Supplement”), filed September 1, 2023 with the SEC to the prospectus forming a part of the Form S-3. We terminated the Sales Agreement on November 15, 2023. We sold 758,388 shares of our common stock through the Sales Agent for which the Company received net proceeds of approximately $1,238,688.
•
On September 28, 2023, we announced that its board of directors approved a share repurchase program pursuant to which the Company may repurchase up to $800,000 of the Company’s issued and outstanding shares of common stock through September 2024. The Company expects to fund repurchases by using cash on hand and expected cash flow to be generated in the future. As of September 30, 2023, no repurchases have been executed.
•
On October 3, 2023, we announced that the FDA has cleared its IND application for THIO to be evaluated in the U.S. as part of THIO-101, the Company’s ongoing global phase 2 clinical study in patients with advanced NSCLC. THIO is being tested in sequential combination with Regeneron’s anti PD-1 monoclonal antibody cemiplimab (Libtayo®) to evaluate anti-tumor activity and immune response in NSCLC patients.
•
On October 10, 2023, we announced that 49 patients have been dosed in MAIA’s Phase 2 clinical trial, THIO-101, evaluating THIO in sequential combination with an immune checkpoint inhibitor in patients with advanced NSCLC.
•
On October 24, 2023, we announced the unprecedented interim disease control rate (DCR) of 100% in second-line treatment that far surpasses standard of care (SoC) DCR of 53-64%, presented at ESMO 2023.

DCR is far stronger than overall response rate (ORR) in predicting overall survival benefit, as shown in a recent meta-analysis of 74 clinical trials worldwide in NSCLC.
•
On November 10, 2023, we announced that the FDA granted orphan drug designation as a treatment for glioblastoma. This is the third orphan drug designation granted following the receipt of orphan drug designations for hepatocellular carcinoma and small cell lung cancer in 2022.
•
On November 17, 2023, we announced the closing of a $4 million registered direct offering for the issuance and sale of an aggregate of 2,424,243 of its shares of common stock at a purchase price of $1.65 per share. In a concurrent private place, MAIA also issued and sold unregistered warrants to purchase up to an aggregate of 2,424,243 share of its common stock.
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
•
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
•
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
•
On February 14, 2024, we entered into an “at-the-market" Offering Agreement (the “ATM Agreement”) with H.C. Wainwright & Co., LLC (“Wainwright”), to sell shares of common stock, par value $0.0001 per share (the “Shares”) having an aggregate sales price of up to $1,445,000, from time to time, through an “at-the-market offering” program under which H.C. Wainwright will act as sales agent. Effective March 25, 2024, the Company filed a prospectus supplement to amend, supplement and supersede certain information contained in the earlier prospectus and prospectus supplement, which increased the number of shares of common stock the Company may offer and sell under the ATM Agreement to an aggregate offering price of up to $4,950,000 from time to time. As of the date of this Quarterly Report, we have sold 1,256,562 shares of our common stock at an average price of $2.40 per share, resulting in aggregate gross proceeds of approximately $3,010,412 under the ATM Agreement.
•
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
•
On March 14, 2024, we issued and sold 2,496,318 shares of our common stock and warrants to purchase 2,496,318 shares of our common stock in a private placement to certain accredited investors and certain of our directors pursuant to securities purchase agreements dated March11, 2024 at a price per share of $1.17 for which we received gross proceeds of approximately $2.92 million. The securities sold to our directors participating in the private placement were issued pursuant to our 2021 Equity Incentive Plan.
•
On March 28, 2024, we issued and sold 578,643 shares of our common stock and warrants to purchase 578,643 shares of our common stock in a private placement to certain accredited investors pursuant to securities purchase agreements dated March 25, 2024 at a price per share of $2.295 for which we received gross proceeds of approximately $1.33 million.
•
On March 27, 2024, MAIA evaluated additional clinical data from its Phase 2 clinical trial, THIO-101. At such time, a total of 68 patients have been dosed and had a post-baseline scan in MAIA’s Phase 2 clinical trial, THIO-101, evaluating THIO in sequential combination with an immune checkpoint inhibitor in patients with advanced NSCLC. Preliminary efficacy across all lines of therapy in this March 2024 data cut were consistent with previous reports including: (i) 75% of patients receiving THIO 180mg as third-line therapy for NSCLC have surpassed the overall survival (OS) threshold of 5.8 months: (ii) 88% of patients in the same setting (3L, 180mg) also crossed the 2.5 months progression free survival (PFS) threshold and have shown overall response rates (ORR) of 38%, greatly improving on current chemo treatment that have ORR of around 6-10% and (iii) across all third-line patients, disease control rate (DCR) of 85% remained superior to current chemotherapy options, which ranges from 25-35% DCR.
•
On April 25, 2024, we issue and sold 494,096 shares of our common stock and warrants to purchase 494,096 shares of our common stock in a private placement to certain accredited investors and Company directors pursuant to securities purchase agreements dated April 22, 2024 at a price per share of $2.034 for which we received gross proceeds of approximately $1.0 million. The securities sold to our directors participating in the private placement were issued pursuant to our 2021 Equity Incentive Plan.
•
In addition to NSCLC, MAIA plans to conduct clinical trials evaluating THIO in sequential combination with an immune checkpoint inhibitor in several other cancer indications. THIO-102 is a Phase 2 clinical trial planned to target: (i) colorectal cancer (CRC), in which THIO demonstrated 100% complete response in pre-clinical setting, with no tumor recurrence after long-term follow-up, (ii) hepatocellular carcinoma (HCC, 90% of primary liver cancers), a deadly cancer indication to which MAIA holds an Orphan Drug Designation (ODD) awarded by the U.S. FDA in April, 2022; (iii) small cell lung cancer (SCLC), the deadliest type of lung cancer, MAIA also has been awarded ODD for this indication in August, 2022; and (iv) solid tumors, such as breast, prostate, gastric, pancreatic and ovarian cancers. THIO-103 is a Phase 2 clinical trial planned to evaluate treatment with THIO in first-line patients for both NSCLC and SCLC.

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

Financial Operations Overview and Analysis for the Three Months Ended March 31, 2024 and 2023

Comparison of three months ended March 31, 2024 and 2023

	Three Months Ended March 31,
			Change
	2024	2023	Dollars	Percentage
Operating expenses:
Research and development expenses	$2,320,742	$2,195,991	$124,751	6%
General and administrative expenses	1,628,134	1,988,259	(360,125)	(18)%
Total operating costs and expenses	3,948,876	4,184,250	(235,374)	(6)%
Loss from operations	(3,948,876)	(4,184,250)	235,374	(6)%
Other (expense) income:
Interest expense	—	(5,147)	5,147	(100)%
Interest income	44,118	336	43,782	13030%
Australian research and development incentives	18,601	51,243	(32,642)	(64)%
Change in fair value of warrant liability	(4,181,298)	20,942	(4,202,240)	(20066)%
Other income, net	(4,118,579)	67,374	(4,185,953)	(6213)%
Net loss	(8,067,455)	(4,116,876)	(3,950,579)	96%
Net loss attributable to MAIA Biotechnology, Inc. shareholders	$(8,067,455)	$(4,116,876)	$(3,950,579)	96%

Operating Expenses

Research and development expenses

Research and development expenses increased by approximately $125,000 or 6%, from approximately $2,196,000 for the three months ended March 31, 2023 to approximately $2,321,000 for the three months ended March 31, 2024. The increase was primarily related to an increase in scientific research and clinical research of approximately $603,000, offset by a decrease in payroll and bonus expenses of approximately $316,000 related to the decreased headcount of research and development employees, and decrease in stock-based compensation costs of approximately $162,000.

General and administrative expenses

General and administrative expenses decreased by approximately $360,000, or 18% from approximately $1,988,000 for the three months ended March 31, 2023 to approximately $1,628,000 for the three months ended March 31, 2024. The decrease was primarily related to a decrease in other expenses of approximately $172,000 related to lower investor relations and communication expenses, a decrease in payroll expense of approximately $112,000, a decrease in professional fees of approximately $50,000 relating to lower usage of consultants, and a decrease in stock-based compensation of approximately $26,000.

Other expense, net

Other expense, net increased by approximately 4,186,000 or 6213% from other income of approximately $67,000 for the three months ended March 31, 2023 to other expense of approximately $4,119,000 for the three months ended March 31, 2024. The increase was primarily related to the change in the fair value of the warrant liability of approximately $4,202,000, a reduction in the Australia research and development incentives of approximately $33,000 and a net increase of interest income of approximately $49,000.

Liquidity and Capital Resources

Our Ability to Continue as a Going Concern

As of March 31, 2024, our cash totaled approximately $8,271,000 which represented an increase of approximately $1,121,000 compared to December 31, 2023. As of March 31, 2024, we had working capital of approximately $3,792,000 which represents an increase of approximately $1,165,000 compared to December 31, 2023. We have generated no revenues as of March 31, 2024. Our current operating plan indicates that it will continue to incur losses from operations and generate negative cash flows from operating activities given ongoing expenditures related to the completion of its ongoing clinical trials and our lack of revenue generating activities. Based on our cash reserves as of March 31, 2024 of $8,271,000 and current financial condition as of the date of the Quarterly Report on Form 10-Q, the accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

To meet the Company’s future working capital needs, we will need to raise additional equity or enter into debt financing. While we have historically been able to raise additional capital through issuance of equity and/or debt financing, and we have implemented a plan to control its expenses in order to satisfy its obligations due within one year from the date of issuance of these financial statements, we cannot guarantee that it will be able to raise additional equity, raise debt, or contain expenses. Accordingly, there is substantial doubt about our ability to continue as a going concern within one year after these financial statements are issued.

Sales of Common Stock

Between February 14, 2024 and March 31, 2024, we have sold 507,754 shares of our common stock at an average price of $1.47 per share, resulting in aggregate gross proceeds of approximately $745,000 under the initial ATM Agreement with H.C. Wainwright & Co., LLC.

On March 14, 2024, we issued and sold 2,496,318 shares of our common stock and warrants to purchase 2,496,318 shares of our common stock in a private placement to certain accredited investors and to our participating directors pursuant to securities purchase agreements dated March 11, 2024 at a price $1.17 per share for which we received gross proceeds of approximately $2.92 million. The securities sold to our directors participating in the private placement were issued pursuant to our 2021 Equity Incentive Plan.

On March 28, 2024, we issued and sold 578,643 shares of our common stock and warrants to purchase 578,643 shares of our common stock in a private placement to certain accredited investors pursuant to securities purchase agreements dated March 25, 2024 at a price of $2.295 per share for which we received gross proceeds of approximately $1.33 million.

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

Cash Flows

Cash Flows for three months ended March 31, 2024 and 2023

	Three Months Ended March 31,

	2024	2023
Net cash flows used in operating activities	$(3,586,800)	$(3,360,649)
Net cash flows provided by financing activities	4,717,048	-
Effect of foreign currency exchange rate changes on cash	(9,494)	(3,966)
Net increase in cash and cash equivalents	$1,120,754	$(3,364,615)

Operating Activities

For the three months ended March 31, 2024, net cash used in operating activities was approximately $3,587,000, which consisted of a consolidated net loss of approximately $8,067,000 offset by non-cash charges of approximately $350,000 in stock-based compensation, approximately $12,000 of non-cash expense to issue stock to consultants, and the remeasurement of the warrant liability of approximately $4,181,000. Total changes in operating assets and liabilities of approximately $63,000 were driven by an approximate $39,000 net decrease in accounts payable and accrued expenses, an approximate $19,000 decrease in the Australia research and development incentives receivable, and an approximate $5,000 decrease in prepaid expense and other assets.

For the three months ended March 31, 2023, net cash used in operating activities was approximately $3,361,000, which consisted of a net loss of approximately $4,117,000 offset by non-cash charges of approximately $538,000 in stock-based compensation, approximately $164,000 of non-cash expense to issue stock to consultants, and the remeasurement of the warrant liability of approximately $21,000. Total changes in operating assets and liabilities of approximately $76,000 were driven by an approximate $27,000 decrease in accounts payable and accrued liabilities, an approximate $154,000 increase in prepaid expenses and other assets and an approximate decrease of $51,000 in Australia research and development incentives receivables.

For the three months ended March 31, 2024 the effect of foreign currency exchange rate changes on cash decreased the cash balance as of March 31, 2024 by approximately $9,000 versus approximately $4,000 for the three months ended March 31, 2023.

Financing Activities

Net cash provided by financing activities was approximately $4,717,000 and $0 for the three months ended March 31, 2024 and 2023, respectively. Total net cash provided by financing activities for the three months ended March 31, 2024 consisted primarily of approximately $4,249,000 gross proceeds from private placement offerings, proceeds from the at-the-market offering of approximately $745,000, and offset by an approximate $277,000 of offering costs.

Critical Accounting Policies and Significant Judgments and Estimates

Our condensed consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP). These accounting principles require us to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements. We believe that the estimates, judgments and assumptions are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made. To the extent there are material differences between these estimates, judgments or assumptions and actual results, our financial statements will be affected. For a discussion of our critical accounting estimates, please read Part II, Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on March 21, 2024. There have been no material changes to the critical accounting estimates previously disclosed in such report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company and are not required to provide the information otherwise required under this item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision of and with the participation of our management, including our Chief Executive Officer, who is our principal executive officer, and our Head of Finance, who is our principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2024 the end of the period covered by this Quarterly Report. The term “disclosure controls and procedures,” as set forth in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms promulgated by the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a control system, misstatements due to error or fraud may occur and not be detected. Based on the evaluation of our disclosure controls and procedures as of March 31, 2024, our Chief Executive Officer and Head of Finance concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Item 1A. Risk Factors.

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our Annual Report on Form 10-K filed under the heading “Risk Factors” and filed with the SEC on March 21, 2024. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, except as set forth below, there are no additional risk factors added to the risk factors disclosed in our Annual Report on Form 10-K.

If we are unable to comply with the continued listing requirements of the NYSE American, then our common stock would be delisted from the NYSE American, which would limit investors’ ability to effect transactions in our common stock and subject us to additional trading restrictions.

Our common stock is currently listed on the NYSE American and the continued listing of our common stock on the NYSE American is contingent on our continued compliance with a number of listing requirements. If we are unable to comply with the continued listing requirements of the NYSE American, our common stock would be delisted from the NYSE American, which would limit investors’ ability to effect transactions in our common stock and subject us to additional trading restrictions. In order to maintain our listing, we must maintain certain share prices, financial and share distribution targets, including maintaining a minimum amount of stockholders’ equity and a minimum number of public stockholders, as well as satisfy other listing requirements of the NYSE American. In addition to these objective standards, NYSE American may delist the securities of any issuer for other reasons involving the judgment of NYSE American.

While our stockholders’ deficit was approximately $5.76 million as of March 31, 2024, and we have had losses from continuing operations and/or net losses in each of our fiscal years ended December 31, 2021, 2022 and 2023, we are nevertheless currently in compliance with the NYSE continued listing standards as we satisfy alternate compliance standards provided in Section 1003(a) of the NYSE American Company Guide since (i) the total value of our market capitalization is at least $50,000,000 and (ii) we have at least 1,100,000 shares publicly held, a market value of publicly held shares of at least $15,000,000 and 400 round lot shareholders. There is no assurance that we will be able to maintain compliance with the NYSE American continued listing rules and/or continue our listing on the NYSE American in the future.

If the NYSE American delists our common stock from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect the common stock would qualify to be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

•
a limited availability of market quotations for our securities;
•
reduced liquidity for our securities;
•
substantially impair our ability to raise additional funds;

•
result in a loss of institutional investor interest and a decreased ability to issue additional securities or obtain additional financing in the future;
•
a determination that our common stock is a “penny stock,” which will require brokers trading in our common stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;
•
a limited amount of news and analyst coverage; and
•
potential breaches of representations or covenants of our agreements pursuant to which we made representations or covenants relating to our compliance with applicable listing requirements, which, regardless of merit, could result in costly litigation, significant liabilities and diversion of our management’s time and attention and could have a material adverse effect on our financial condition, business and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent sales of unregistered securities

On March 18, 2024, we issued 12,500 shares of restricted common stock pursuant to an agreement the Company entered into on August 15, 2023 with Laidlaw & Company for investor services. We did not receive any proceeds from this issuance.

On May 10, 2024, the Company issued 4,678 shares of Common Stock upon exercise of an existing warrant on a net-exercise basis. These shares were issued pursuant to the exemption from registration provided by Section 4(a)(2) and/or 3(a)(9) of the Securities Act of 1933, as amended.

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

None.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Amendments to Common Stock Purchase Warrants

On May 11, 2024, the Company entered into amendments to certain of those common stock purchase warrants originally issued on March 14, 2024 with an exercise price of $1.30 per share with holders of such warrants to purchase 1,794,882 shares of common stock (out of warrants to purchase an aggregate of 2,043,587 shares of common stock issued to non-affiliated investors on March 14, 2024) to amend and restate the “Fundamental Transaction” adjustment provision in such warrants to facilitate such warrants being accounted for on the Company’s balance sheet as equity in future periods as opposed to a warrant liability.

On May 11, 2024, the Company entered into amendments to certain of those common stock purchase warrants originally issued on March 28, 2024 with an exercise price of $2.55 per share with holders of such warrants to purchase 349,886 shares of common stock (out of warrants to purchase an aggregate of 578,643 shares of common stock issued to non-affiliated investors on March 28, 2024) to amend and restate the “Fundamental Transaction” adjustment provision in such warrants to facilitate such warrants being accounted for on the Company’s balance sheet as equity in future periods as opposed to a warrant liability.

On May 11, 2024, the Company entered into amendments to certain of those common stock purchase warrants originally issued on April 25, 2024 with an exercise price of $2.26 per share with holders of such warrants to purchase 263,027 shares of common stock (out of warrants to purchase an aggregate of 326,939 shares of common stock issued to non-affiliated investors on April 25, 2024) to amend and restate the “Fundamental Transaction” adjustment provision in such warrants to facilitate such warrants being accounted for on the Company’s balance sheet as equity in future periods as opposed to a warrant liability.

The foregoing descriptions of terms and conditions of the amendments to common stock purchase warrants originally issued on each of March 14, 2024, March 28, 2024 and April 25, 2024 do not purport to be complete and are qualified in their entirety by the full text of the form of such amendments, which are attached hereto as Exhibits 4.1, 4.2, and 4.3, respectively, to this Quarterly Report on Form 10-Q and are incorporated by reference herein.

10b5-1 Trading Plans

During the fiscal quarter ended March 31, 2024, no Section 16 director or officer adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” (as defined in Item 408 of Regulation S-K of the Exchange Act).

There were no “non-Rule 10b5-1 trading arrangements” (as defined in Item 408 of Regulation S-K of the Exchange Act) adopted, modified or terminated during the fiscal quarter ended March 31, 2024 by our directors and Section 16 officers.

Item 6. Exhibits.

4.1*	Form of Amendment No. 1 to Common Stock Purchase Warrant (for March 14, 2024 Common Stock Purchase Warrants).
4.2*	Form of Amendment No. 1 to Common Stock Purchase Warrant (for March 28, 2024 Common Stock Purchase Warrants).
4.3*	Form of Amendment No. 1 to Common Stock Purchase Warrant (for April 25, 2024 Common Stock Purchase Warrants).
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

MAIA Biotechnology Inc.

Date: May 14, 2024	By:	/s/ Vlad Vitoc
Vlad Vitoc
Chief Executive Officer
(Principal Executive Officer)

Date: May 14, 2024	By:	/s/ Jeffrey C. Himmelreich
Jeffrey C. Himmelreich
Head of Finance
(Principal Financial Officer)