Form 10-Q
period 2024-06-30
MAIA Biotechnology, Inc.
filed 2024-08-09
CIK 1878313

b

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of August 9, 2024, the registrant had 23,907,212 shares of common stock, $0.0001 par value per share, outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

MAIA Biotechnology, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	June 30, 2024	December 31, 2023
	(unaudited)
ASSETS
Current assets:
Cash	$11,579,391	$7,150,695
Prepaid expenses and other current assets	259,730	268,677
Australia research and development incentives receivable	177,687	144,680
Total current assets	12,016,808	7,564,052
Other assets	2,800	2,800
Total assets	$12,019,608	$7,566,852
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,263,788	$1,638,546
Accrued expenses	2,247,287	3,298,607
Total current liabilities	3,511,075	4,937,153
Long term liabilities:
Warrant liability	5,346,638	2,152,188
Total liabilities	8,857,713	7,089,341
Commitments and contingencies (Note 6)
Stockholders' equity
Preferred stock, $0.0001 par value, 30,000,000 shares authorized at June 30, 2024 and December 31, 2023, 0 shares issued and outstanding	—	—
Common stock, $0.0001 par value, 70,000,000 shares authorized at June 30, 2024 and December 31, 2023, 23,737,833 and 16,986,254 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	2,374	1,699
Additional paid-in capital	84,108,607	64,472,249
Accumulated deficit	(80,926,908)	(63,980,177)
Accumulated other comprehensive loss	(22,178)	(16,260)
Total stockholders' equity	3,161,895	477,511
Total liabilities and stockholders' equity	$12,019,608	$7,566,852

See the accompanying notes to the unaudited condensed consolidated financial statements.

MAIA Biotechnology, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Operating expenses:
Research and development expenses	$2,052,233	$2,599,315	$4,372,975	$4,795,306
General and administrative expenses	1,763,029	2,065,331	3,391,163	4,053,590
Total operating expenses	3,815,262	4,664,646	7,764,138	8,848,896
Loss from operations	(3,815,262)	(4,664,646)	(7,764,138)	(8,848,896)
Other (expense) income:
Interest expense	—	(1,715)	—	(6,862)
Interest income	88,383	172	132,501	508
Australian research and development incentives	18,048	39,766	36,649	91,009
Change in fair value of warrant liability	(5,157,493)	102,799	(9,338,791)	123,741
Loss on fair value of warrants over proceeds	(12,952)	—	(12,952)	—
Other (expense) income, net	(5,064,014)	141,022	(9,182,593)	208,396
Net loss	(8,879,276)	(4,523,624)	(16,946,731)	(8,640,500)
Net loss attributable to MAIA Biotechnology, Inc. shareholders	$(8,879,276)	$(4,523,624)	$(16,946,731)	$(8,640,500)
Net loss per share
Basic and diluted	$(0.40)	$(0.35)	$(0.85)	$(0.72)
Weighted average common shares outstanding basic and diluted	22,203,174	12,885,134	19,906,043	11,931,319

See the accompanying notes to the unaudited condensed consolidated financial statements.

MAIA Biotechnology, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net loss	$(8,879,276)	$(4,523,624)	$(16,946,731)	$(8,640,500)
Foreign currency translation adjustment	7,868	(634)	(5,918)	(9,935)
Comprehensive loss	$(8,871,408)	$(4,524,258)	$(16,952,649)	$(8,650,435)

See the accompanying notes to the unaudited condensed consolidated financial statements.

MAIA Biotechnology, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Stockholders' Equity (Deficit) (Unaudited)

For the Three and Six Months Ended
June 30, 2024
	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity (Deficit)
Balance at December 31, 2023	—	$—	16,986,254	$1,699	$64,472,249	$(63,980,177)	$(16,260)	$477,511
Issuance of restricted stock	—	—	12,500	1	11,499	—	—	11,500
Stock-based compensation expense	—	—	—	—	349,965	—	—	349,965
Issuance of common shares in connection with At-The-Market financing, net of $179,628 of issuance costs	—	—	507,754	51	565,572	—	—	565,623
Issuance of common shares in connection with the Private Placement Offering #1, net of $50,000 of issuance costs	—	—	2,496,318	250	590,161	—	—	590,411
Issuance of common shares in connection with the Private Placement Offering #2, net of $47,261 of issuance costs	—	—	578,643	58	90,560	—	—	90,618
Issuance of warrants in connection with the Private Placement Offering #1	—	—	—	—	230,685	—	—	230,685
Foreign currency translation adjustment	—	—	—	—	—	—	(13,786)	(13,786)
Net loss	—	—	—	—	—	(8,067,455)	—	(8,067,455)
Balance at March 31, 2024	—	$—	20,581,469	$2,059	$66,310,691	$(72,047,632)	$(30,046)	$(5,764,928)
Exercise of stock options	—	—	101,837	10	185,636	—	—	185,646
Stock-based compensation expense	—	—	—	—	413,948	—	—	413,948
Issuance of common shares in connection with At-The-Market financing, net of $315,314 of issuance costs	—	—	2,015,122	202	6,801,462	—	—	6,801,664
Issuance of common shares in connection with the Private Placement Offering #3, net of $5,030 of issuance costs	—	—	494,096	49	162,028	—	—	162,077
Issuance of warrants in connection with the Private Placement Offering #3	—	—	—	—	172,925	—	—	172,925
Exercise of warrants	—	—	545,309	54	3,191,621	—	—	3,191,675
Reclassification of liability classified warrants to equity	—	—	—	—	6,870,296	—	—	6,870,296
Foreign currency translation adjustment	—	—	—	—	—	—	7,868	7,868
Net loss	—	—	—	—	—	(8,879,276)	—	(8,879,276)
Balance at June 30, 2024	—	$—	23,737,833	$2,374	$84,108,607	$(80,926,908)	$(22,178)	$3,161,895

See the accompanying notes to the unaudited condensed consolidated financial statements.

MAIA Biotechnology, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Stockholders' Equity (Unaudited)

For the Three and Six Months Ended
June 30, 2023
	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance at December 31, 2022	—	$—	10,955,904	$1,096	$52,729,942	$(44,207,272)	$(15,973)	$8,507,793
Issuance of restricted stock	—	—	40,500	4	164,066	—	—	164,070
Stock-based compensation expense	—	—	—	—	537,522	—	—	537,522
Foreign currency translation adjustment	—	—	—	—	—	—	(9,301)	(9,301)
Net loss	—	—	—	—	—	(4,116,876)	—	(4,116,876)
Balance at March 31, 2023	—	$—	10,996,404	$1,100	$53,431,530	$(48,324,148)	(25,274)	$5,083,208
Issuance of restricted stock	—	—	96,521	9	324,251	—	—	324,260
Issuance of common shares in connection with follow-on offering, net of $1,593,016 of issuance costs	—	—	2,555,500	256	4,156,603	—	—	4,156,859
Issuance of warrants to underwriter in connection with follow-on offering	—	—	—	—	241,109	—	—	241,109
Stock-based compensation expense	—	—	—	—	618,932	—	—	618,932
Issuance of stock options to satisfy accrued bonus	—	—	—	—	974,224	—	-	974,224
Foreign currency translation adjustment	—	—	—	—	—	—	(634)	(634)
Net loss	—	—	—	—	—	(4,523,624)	—	(4,523,624)
Balance at June 30, 2023	—	$—	13,648,425	$1,365	$59,746,649	$(52,847,772)	(25,908)	$6,874,334

See the accompanying notes to the unaudited condensed consolidated financial statements.

MAIA Biotechnology, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(16,946,731)	$(8,640,500)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	763,913	1,156,453
Consulting expense for restricted shares issued	11,500	488,330
Change in fair value of warrant liability	9,338,791	(123,741)
Loss on fair value of warrants over proceeds	12,952	—
Change in operating assets and liabilities:
Prepaid expenses and other current assets	8,198	309,089
Australia research and development incentives receivable	(36,650)	(91,009)
Accounts payable	(372,786)	384,667
Accrued expenses	(1,050,758)	595,430
Net cash used in operating activities	(8,271,571)	(5,921,281)
Cash flows from financing activities:
Proceeds from exercise of stock options	185,646	—
Deferred offering costs	—	(278,446)
Proceeds from sale of common stock in follow-on offering	—	5,749,875
Proceeds from sale of common stock in private placement offering #1	2,920,696	—
Proceeds from sale of common stock in private placement offering #2	1,327,990	—
Proceeds from sale of common stock in private placement offering #3	1,004,999	—
Proceeds from At-The-Market offering	7,862,229	—
Payment of offering transactions costs	(597,233)	(1,351,907)
Net cash provided by financing activities	12,704,327	4,119,522
Net effect of foreign currency exchange on cash	(4,060)	(3,012)
Net increase (decrease) in cash	4,428,696	(1,804,771)
Cash at beginning of period	7,150,695	10,950,927
Cash at end of period	$11,579,391	$9,146,156
Supplemental disclosure of cash flow information:
Options issued for accrued bonus	—	$974,224
Warrants issued to underwriters in connection with the follow-on offering	—	$241,109
Warrants issued in connection with private placement offering #1	$2,049,600	—
Warrants issued in connection with private placement offering #2	$1,190,111	—
Warrants issued in connection with private placement offering #3	$677,919	—

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

1.
NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business, Organization, and Principles of Consolidation

MAIA Biotechnology, Inc. and subsidiaries (collectively, “the Company”) is a biopharmaceutical company that develops oncology drug candidates to improve and extend the lives of people with cancer. MAIA Biotechnology, Inc. (“MAIA”) was incorporated in the state of Delaware on August 3, 2018. These consolidated financial statements include the accounts of MAIA and its subsidiaries, as follows:

•
In July 2021, the Company established a wholly owned Australian subsidiary, MAIA Biotechnology Australia Pty Ltd., to conduct various pre-clinical and clinical activities for the development of the Company's product candidates.
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

To date, the Company has incurred recurring losses, negative cash flow from operations and has accumulated a deficit of $80,926,908 from the Company’s inception through June 30, 2024. As of June 30, 2024, the Company had $11,579,391 in cash and cash equivalents and working capital of approximately $8,505,733.

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

Basis of Presentation

Basis of Presentation and Consolidation Principles

The accompanying condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. The condensed consolidated financial statements may not include all disclosures required by GAAP; however, the Company believes that the disclosures are adequate to make the information presented not misleading. These unaudited condensed financial statements should be read in conjunction with the audited financial statements and the notes thereto for the fiscal year ended December 31, 2023 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 21, 2024. The condensed consolidated balance sheet as of December 31, 2023 was derived from such audited financial statements.

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

Use of Estimates

The preparation of the Company’s unaudited interim condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The most significant estimates in the Company’s financial statements relate to the valuation of the Company’s common stock, par value $0.0001 per share (the “Common Stock”), stock options and warrants, the embedded features in convertible notes, and accruals for outsourced research and development activities. These estimates and assumptions are based on current facts, historical experience and various other factors believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recording of expenses that are not readily apparent from other sources. Actual results may differ materially and adversely from these estimates. To the extent there are material differences between the estimates and actual results, the Company’s future results of operations will be affected.

Certain Risks and Uncertainties

The Company’s activities are subject to significant risks and uncertainties including the risk of failure to secure additional funding to properly execute the Company’s business plan. The Company is subject to risks that are common to companies in the pharmaceutical industry, including, but not limited to, the development by the Company or its competitors of new technological innovations, dependence on key personnel, reliance on third party manufacturers, protection of proprietary technology, and compliance with regulatory requirements.

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

Off-Balance Sheet Risk and Concentrations of Credit Risk

The Company has no significant off-balance sheet risks, such as foreign exchange contracts, option contracts, or other foreign hedging arrangements. Cash accounts are maintained at financial institutions that potentially subject the Company to concentrations of credit risk. As of June 30, 2024 and December 31, 2023, substantially all of the Company’s cash was deposited in accounts at two financial institutions. The Company maintains its cash deposits, which at times may exceed the federally insured limits, with a reputable financial institution, and accordingly, the Company believes such funds are subject to minimal credit risk.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with maturities of three months or less to be cash equivalents. As of June 30, 2024 and December 31, 2023, cash includes cash in depository bank accounts. The Company had no cash equivalents as of June 30, 2024 or December 31, 2023.

Fair Value Measurements

The Company is required to disclose information on all assets and liabilities reported at fair value that enables an assessment of the inputs used in determining the reported fair values. Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurements and Disclosures (“ASC 820”) establishes a hierarchy of inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the observable inputs be used when available.

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

Fair value measurements discussed herein are based upon certain market assumptions and pertinent information available to management as of and during the six months ended June 30, 2024, and as of and during the twelve months ended December 31, 2023. The carrying amount of accounts payable approximated fair value, as they are short term in nature. The fair value of warrants issued for services is estimated based on the Black-Scholes-Merton model during the six months ended June 30, 2024. The estimated fair value of warrants issued to underwriters represented Level 3 measurements.

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

As part of the process of preparing the condensed consolidated financial statements, the Company is required to estimate its accrued expenses. This process involves reviewing quotations and contracts, identifying services that have been performed on the Company’s behalf and estimating the level of service performed and the associated cost incurred for the service when the Company has not yet been invoiced or otherwise notified of the actual cost. The majority of the Company’s service providers invoice the Company monthly in arrears for services performed or when contractual milestones are met. The Company makes estimates of its accrued expenses as of each balance sheet date in our consolidated financial statements based on facts and circumstances known to the Company at that time. The Company periodically confirms the accuracy of its estimates with the service providers and makes adjustments if necessary. The estimates in the Company’s accrued research and development expenses are related to expenses incurred with respect to contract research organizations (“CROs”), contract manufacturing organizations (“CMOs”), and other vendors in connection with research and development and manufacturing activities.

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

Management has assessed the Company’s research and development activities and expenditures to determine which activities and expenditures are likely to be eligible under the research and development incentive regime described above. At each period end, management estimates the refundable tax offset available to the Company based on available information at the time, and it is included in Australian research and development incentives in the condensed consolidated statements of operations.

Derivative Financial Instruments

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments to determine if such instruments contain features that qualify as embedded derivatives.

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

The Company uses the Black-Scholes-Merton option pricing model to determine the fair value of stock options and warrants. The use of the Black-Scholes-Merton option-pricing model requires management to make assumptions with respect to the expected term of the option, the expected volatility of the Common Stock consistent with the expected life of the option, risk-free interest rates and expected dividend yields of the Common Stock. The Company has concluded that its historical share option exercise experience does not provide a reasonable basis upon which to estimate expected term. Therefore, the expected term was determined according to the simplified method, which is the average of the vesting tranche dates and the contractual term. Due to the lack of company specific historical and implied volatility data, the estimate of expected volatility is primarily based on the historical volatility of a group of similar companies that are publicly traded. For these analyses, companies with comparable characteristics, including enterprise value and position within the industry, and with historical share price information sufficient to meet the expected life of the share-based awards, are selected. The Company computes the historical volatility data using the daily closing prices for the selected companies’ shares during the equivalent period of the calculated expected term of its share-based awards. The risk-free interest rate is determined by reference to U.S. Treasury zero-coupon issues with remaining maturities similar to the expected term of the options. The Company has not paid, and does not anticipate paying, cash dividends on shares of its Common Stock.

Prior to the Company’s initial public offering (“IPO”) in order to estimate the fair value of shares of the Common Stock, the Company's board of directors considered, among other things, sales of Common Stock to third party investors and valuations of Common Stock, business, financial condition and results of operations, including related industry trends affecting operations; the likelihood of achieving a liquidity event, such as an initial public offering, or sale, given prevailing market conditions; the lack of marketability of our Common Stock; the market performance of comparable publicly traded companies; and U.S. and global economic and capital market conditions.

During the six months ended June 30, 2024, 12,500 restricted shares of Common Stock were issued for consulting services. During the six months ended June 30, 2023, 137,021 restricted shares of Common Stock were issued for consulting services. The fair value of restricted stock awards is based on the Common Stock price.

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

When warrants are issued for services provided by non-employees, under ASC 718, Compensation – Stock Compensation (“ASC 718”), the warrants shall be classified as a liability if: (i) the underlying shares are classified as liabilities; or (ii) the entity can be required under any circumstances to settle the warrant by transferring cash or other assets. The measurement of equity-classified non-employee share-based payments is generally fixed on the grant date and are considered compensatory, as defined by ASC 718.

Income Taxes

Income taxes are recorded in accordance with ASC 740, Income Taxes (“ASC 740”), which provides for deferred taxes using an asset and liability approach. The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are provided, if based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company accounts for uncertain tax positions in accordance with the provisions of ASC 740. When uncertain tax positions exist, the Company recognizes the tax benefit of tax positions to the extent that the benefit would more likely than not be realized, assuming examination by the taxing authority. The determination as to whether the tax benefit will more likely than not be realized is based upon the technical merits of the tax position as well as consideration of the available facts and circumstances. The Company recognizes any interest and penalties accrued related to unrecognized tax benefits as income tax expense.

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

The following table summarizes the Company’s potentially dilutive securities, in common share equivalents, which have been excluded from the calculation of dilutive loss per share as their effect would be anti-dilutive:

	Six Months Ended June 30,
	2024	2023
Shares issuable upon exercise of stock options	9,322,448	7,781,325
Shares issuable upon exercise of warrants	5,442,246	924,760

Recent Accounting Standards

In November 2023, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2023-07, Segment Reporting – Improvements to Reportable Segment Disclosures (“ASU No. 2023-07”), which provides updates to qualitative and quantitative reportable segment disclosure requirements, including enhanced disclosures about significant segment expenses and increased interim disclosure requirements, among others. ASU No. 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods in fiscal years beginning after December 15, 2024. Early adoption is permitted, and the amendments should be applied retrospectively. We do not expect the amendments in ASU No. 2023-07 to have a material impact on our consolidated financial statements.

In December 2023, the FASB issued ASU No. 2023-09, Improvements to Income Tax Disclosures (“ASU No. 2023-09”), which requires disclosure of disaggregated income taxes paid, prescribes standard categories for the components of the effective tax rate reconciliation, and modifies other income tax-related disclosures. ASU No. 2023-09 is effective for fiscal years beginning after December 15, 2024 and allows for adoption on a prospective basis, with a retrospective option. Early adoption is permitted. We do not expect the amendments in ASU No. 2023-09 to have a material impact on our consolidated financial statements.

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

2. RELATED PARTY TRANSACTIONS

10b5-1 Plan

Certain of our directors and executive officers previously adopted written plans, known as Rule 10b5-1 plans, in which they contracted with a broker to buy shares of our Common Stock on a periodic basis. Each of these plans have expired as of the date of this Quarterly Report. Our directors and executive officers may, in the future, adopt Rule 10b5-1 plans in which they contract with a broker to buy or sell shares of our Common Stock on a periodic basis. Under a Rule 10b5-1 plan, a broker executes trades pursuant to parameters established by the director or officer at the time was entered into, without further direction from the director or officer. The director or officer may amend or terminate the plan in limited circumstances. Our directors and executive officers may also buy or sell additional shares of our Common Stock outside of a Rule 10b5-1 plan when they are not in possession of material nonpublic information.

Private Placement

The following Company directors participated in the March 2024 private placement as follows: (i) Stan Smith purchased 170,940 shares of our Common Stock and warrants to purchase up to 170,940 shares of our Common Stock for an aggregate purchase price of $200,000; (ii) Louie Ngar Yee purchased 170,940 shares of our Common Stock and warrants to purchase up to 170,940 shares of our Common Stock for an aggregate purchase price of $200,000; (iii) Cristian Luput purchased 69,282 shares of our Common Stock and warrants to purchase up to 69,282 shares of our Common Stock for an aggregate purchase price of $81,060; (iv) Steven Chaouki purchased 34,641 shares of our Common Stock and warrants to purchase up to 34,641 shares of our Common Stock for an aggregate purchase price of $40,530; and (v) Ramiro Guerrero purchased 6,928 shares of our Common Stock and warrants to purchase up to 6,928 shares of our Common Stock for an aggregate purchase price of $8,106.

The following Company directors participated in the April 2024 private placement as follows: (i) Stan Smith purchased 147,492 shares of our Common Stock and warrants to purchase up to 147,492 shares of our Common Stock for an aggregate purchase price of $300,000; (ii) Louie Ngar Yee purchased 19,665 shares of our Common Stock and warrants to purchase up to 19,665 shares of our Common Stock for an aggregate purchase price of $40,000.

3. ACCRUED EXPENSES

As of June 30, 2024 and December 31, 2023 accrued expenses consisted of the following:

	June 30,	December 31,
	2024	2023
Bonus	$448,443	$786,999
Professional fees	85,621	77,942
Research and development costs	991,260	998,838
Accrued severance	404,834	824,435
Other	317,129	610,393
Total accrued expenses	$2,247,287	$3,298,607

4.
FAIR VALUE OF FINANCIAL LIABILITIES

Derivative Liability

Financial liabilities consisting of warrant liabilities measured at fair value on a recurring basis are summarized below. The fair value of the warrant liabilities recorded are as follows:

	Fair value at December 31, 2023
	Total	Level 1	Level 2	Level 3
Liabilities:
Warrant liability	2,152,188	—	—	2,152,188
Total liabilities	$2,152,188	$—	$—	$2,152,188

	Fair value at June 30, 2024
	Total	Level 1	Level 2	Level 3
Liabilities:
Warrant liability	5,346,638	—	—	5,346,638
Total liabilities	$5,346,638	$—	$—	$5,346,638

The table below provides a summary of the changes in fair value of the warrant liabilities measured on a recurring basis using significant unobservable inputs (Level 3):

	Three Months Ended June 30,		Six Months Ended June 30,
Warrant liabilities:	2024	2023	2024	2023
Balance, beginning of period	$9,573,197	$224,399	$2,152,188	$245,341
Issuance of warrants	677,919	—	3,917,630	—
Exercises of warrants	(3,191,675)	—	(3,191,675)	—
Amendments of warrants	(6,870,296)	—	(6,870,296)	—
Loss (Gain) on fair value of warrant liability	5,157,493	(102,799)	9,338,791	(123,741)
Balance, end of period	5,346,638	121,600	5,346,638	121,600

5.
STOCKHOLDERS’ EQUITY

Upon the closing of the Company’s IPO, the Company’s shareholders agreement terminated pursuant to its terms. In connection with the closing of the IPO, the Company amended and restated its Amended and Restated Certificate of Incorporation (the “Amended and Restated Certificate of Incorporation”) and amended and restated its Bylaws (the “Amended and Restated Bylaws”). The Amended and Restated Certificate of Incorporation was filed with the Secretary of State of the State of Delaware on August 1, 2022 and became effective on that date, and among other things, increased the authorized number of Common Stock to 70,000,000 shares and decreased the authorized number of preferred stock to 30,000,000 shares.

At-the-Market Equity Offering

On February 14, 2024, the Company entered into an At The Market Offering Agreement (the “ATM Agreement”) with H.C. Wainwright & Co., LLC (“Wainwright”), to sell shares of its Common Stock, par value $0.0001 per share, (the “Shares”) having an aggregate sales price of up to $1,445,000, from time to time, through an at-the-market offering program under which Wainwright will act as sales agent. The sales, if any, of the Shares made under the ATM Agreement will be made by any method permitted by law deemed to be an “at-the-market offering” as defined in Rule 415 promulgated under the Securities Act of 1933, as amended (the “Securities Act”). Effective March 25, 2024, the Company filed a prospectus supplement to amend, supplement and supersede certain information contained in the earlier prospectus and prospectus supplement, which increased the number of Shares the Company may offer and sell under the ATM Agreement to an aggregate offering price of up to $4,950,000, from time to time. Effective May 15, 2024, the Company filed a prospectus supplement to amend, supplement and supersede certain information contained in the earlier prospectus and prospectus supplement, which increased the number of Shares the Company may offer and sell under the ATM Agreement to an aggregate offering price of up to $11,280,000 from time to time. The Company will pay Wainwright a commission rate equal to 3.0% of the aggregate gross proceeds from each sale of Shares. As of June 30, 2024, the Company sold 2,522,876 shares of Common Stock at an average price of approximately $3.12 per share, resulting in aggregate gross proceeds of approximately $7,862,228, for which it paid Wainwright approximately $235,867 in commissions. The Company anticipates that the at-the-market offering will continue throughout the next reporting period.

Share Repurchase Program

On September 28, 2023, the Company announced that its board of directors approved a share repurchase program pursuant to which the Company may repurchase up to $800,000 of the Company’s issued and outstanding shares of Common Stock, par value $0.0001 per share, through September 2024. The Company expects to fund repurchases by using cash on hand and cash flow expected to be generated in the future. As of June 30, 2024 no shares have been repurchased under the program.

Private Placement

On March 14, 2024, the Company issued and sold 2,496,318 shares of its Common Stock and warrants to purchase 2,496,318 shares of its Common Stock in a private placement to certain accredited investors and Company directors pursuant to securities purchase agreements dated March 11, 2024 at a price per share of $1.17 for which the

Company received gross proceeds of approximately $2.92 million. The warrants are exercisable at a price per share of $1.30, are exercisable commencing six months following issuance, have a term of five years from the initial exercise date, and expiring on September 14, 2029. The securities sold to Company directors participating in the private placement were issued pursuant to the MAIA Biotechnology, Inc. 2021 Equity Incentive Plan (the “MAIA 2021 Plan”).

On March 28, 2024, the Company issued and sold 578,643 shares of its Common Stock and warrants to purchase 578,643 shares of its Common Stock in a private placement to certain accredited investors pursuant to securities purchase agreements dated March 25, 2024 at a price per share of $2.295 for which the Company received gross proceeds of approximately $1.33 million. The warrants are exercisable at a price per share of $2.55, are exercisable commencing six months following issuance, and have a term of five years from the initial exercise date, expiring on September 28, 2029.

On April 25, 2024, the Company issued and sold 494,096 shares of its Common Stock and warrants to purchase 494,096 shares of its Common Stock in a private placement to certain accredited investors and Company directors pursuant to securities purchase agreements dated April 22, 2024 at a price per share of $2.034 for which the Company received gross proceeds of approximately $1.0 million. The warrants are exercisable at a price per share of $2.26, are exercisable commencing six months following issuance, have a term of five years from the initial exercise date, and expiring on October 25, 2029. The securities sold to Company directors participating in the private placement were issued pursuant to the MAIA 2021 Plan.

MAIA Biotechnology, Inc. Restricted Stock Awards

During the six months ended June 30, 2024, the Company expensed $11,500 to consulting expense for investor relations related to the grant of 12,500 restricted shares of Common Stock. There are no unvested restricted shares as of June 30, 2024.

During the six months ended June 30, 2023, the Company expensed $488,331 to consulting for investor relations related to the grant of 137,021 restricted shares of Common Stock. There were no unvested restricted shares as of June 30, 2023.

MAIA Stock Warrants

Concurrently with the closing of the IPO, the Company issued warrants to purchase an aggregate of up to 100,000 shares of its Common Stock to the representative or its designees, at an exercise price of $6.25 per share (the “Representative’s Warrants”). The Representative’s Warrants were exercisable beginning on January 23, 2023, and expire on July 27, 2027, pursuant to their terms and conditions. On August 3, 2023, concurrently with the full exercise of the representative’s over-allotment option, the Company issued additional Representative’s Warrants to purchase an aggregate of up to 15,000 shares of its Common Stock to the representative or its designees on the same terms. The Representative’s Warrants are not indexed to the Company’s own stock and therefore meet the definition of a derivative liability. The Representative’s Warrants are liability classified instruments and were initially recorded at a value of $343,735, which was determined using the Black-Scholes-Merton method using a term of five years, risk free interest rate of 2.82% and volatility of 77.5%. As of June 30, 2024 and December 31, 2023, the Company remeasured the warrant liability resulting in a value of $209,609 and $40,211 respectively. The loss on remeasurement of the warrant liability in the amount of $96,732 and $169,398 was included in other expense for the three and six months ended June 30, 2024, respectively.

On November 9, 2023, the Company issued warrants to purchase an aggregate of up to 239,234 shares of its Common Stock to Alumni Capital LP (“Alumni”), at an exercise price of $2.09 per share. The warrants were exercisable beginning on November 10, 2023, and expire on November 10, 2027, pursuant to their terms and conditions. The warrants are not indexed to the Company’s own stock and therefore meet the definition of a derivative liability. On November 13, 2023, 131,578 warrant shares vested in accordance with the terms. The warrants are liability classified instruments and were initially recorded at a value of $84,251, which was determined using the Black-Scholes-Merton method using a term of 3.87 years, risk free interest rate of 3.93% and volatility of 90.0%. Laidlaw & Company Ltd. acted as the financial advisor to the Company in connection with the warrant and were paid a cash fee of $13,750. The warrants were exercised on May 22, 2024 in a cashless exercise and Alumni was issued 54,976 shares of Common Stock. The Company remeasured the warrant liability at the time of the exercise resulting in a value of $375,705. The loss on remeasurement at the time of exercise of the warrant liability from December 31, 2023 to May 22, 2024 in the amount of $175,803 and $291,454 was included in other expense for the three and six months ended June 30, 2024, respectively. On the date of exercise, the warrant liability was removed to reflect the warrants being exercised and equity was increased by the value of $375,705.

On November 17, 2023, the Company issued warrants concurrently with the Company’s registered direct offering to purchase an aggregate of up to 2,424,243 shares of its Common Stock to the investors in the registered direct offering at an exercise price of $1.86 per share (subject to customary adjustments as set forth in the warrants). The warrants are exercisable six months following issuance and will have a term of five years from the initial exercise date. The warrants contain customary anti-dilution adjustments to the exercise price, including for share splits, share dividends, rights offerings and pro rata distributions. The warrants were not indexed to the Company’s own stock and therefore met the definition of a derivative liability. The warrants were liability classified instruments and were initially recorded at a value of $1,903,915, which was determined using the Black-Scholes-Merton method using a term of 5.38 years, risk free interest rate of 3.85% and volatility of 90.0%. During the six months ended June 30, 2024, 909,091 warrants were exercised on various dates in cashless exercises and the investor was issued 458,726 shares of Common Stock. The Company remeasured the warrant liability of the exercised warrants at the time of the exercise resulting in a value of $2,815,970. The loss on remeasurement of the warrants exercised of the warrant liability from December 31, 2023 to the date of exercise in the amount of $2,102,002 was included in other expense for the three months and for the six months ended June 30, 2024. On the date of exercise, the warrant liability for the exercised warrants was removed and equity was increased by the value of $2,815,970. As of June 30, 2024, the Company remeasured the remaining warrant liability for the unexercised warrants resulting in a value of $4,302,883. The loss on remeasurement of the warrant liability in the amount of $805,104 and $3,112,936 is included in other expense for the three and six months ended June 30, 2024, respectively.

On November 17, 2023, concurrently with the closing of the Company’s registered direct offering, the Company issued warrants to purchase an aggregate of 169,697 shares of its Common Stock to the representative or its designees, at an exercise price of $2.06 per share. These representative’s warrants were exercisable beginning November 15, 2023, and expire on November 15, 2028, pursuant to their terms and conditions. The representative’s warrants are not indexed to the Company’s own stock and therefore meet the definition of a derivative liability. The representative’s warrants are liability classified instruments and were initially recorded at a value of $123,811, which was determined using the Black-Scholes-Merton method using a term of 4.88 years, risk free interest rate of 3.84% and volatility of 90.0%. As of June 30, 2024 and December 31, 2023 the Company remeasured the warrant liability resulting in a value of $462,475 and $123,811 respectively. The loss on remeasurement of the warrant liability in the amount of $181,705 and $338,664 is included in other expense for the three and six months ended June 30, 2024, respectively.

Concurrently with the closing of the Company’s private placement on March 14, 2024, the Company issued warrants to purchase an aggregate of up to 2,496,318 shares of its Common Stock to the investors in the private placement, at an exercise price of $1.30 per share are exercisable beginning on September 14, 2024, and expire on September 14, 2029. The warrants issued were divided into two groups: warrants issued to directors and warrants issued to non-affiliated investors. The warrants to purchase 452,731 shares of the Company’s Common Stock issued to directors were deemed options issued under the MAIA 2021 Plan and are equity classified instruments, and the value of these warrants determined using the Black-Scholes-Merton method was $230,685 using a term of 5.5 years, risk free interest rate of 4.20% and volatility of 95%. The warrants to purchase 2,043,587 share of the Company’s Common Stock issued to non-affiliated investors were not indexed to the Company’s own stock and therefore met the definition of a derivative liability. The warrants issued to non-affiliated investors were liability classified instruments when issued and were initially recorded at a value of $2,049,600, which was determined using the Black-Scholes-Merton method using a term of 5.5 years, risk free interest rate of 4.20% and volatility of 95.0%. As of June 30, 2024, the Company amended the warrant agreements to adjust them to be indexed to the Company’s own stock, and they were therefore reclassed to equity classified instruments. When the warrant agreements were amended, the Company remeasured the warrant liability resulting in a final warrant value of $5,089,063. The loss on the remeasurement of the warrant liability in the amount of $1,295,142 and $3,039,463 is included in other expense for the three and six months ended June 30, 2024, respectively. The warrant liability for these warrants was removed and equity was increased by $5,089,063 to account for the equity classification.

Concurrently with the closing of the Company’s private placement offering on March 28, 2024, the Company issued warrants to purchase an aggregate of up to 578,643 shares of its Common Stock to the investors in the private placement at an exercise price of $2.55 per share. The warrants are exercisable beginning on September 28, 2024, and expire on September 28, 2029. The warrants were not indexed to the Company’s own stock and therefore meet the definition of a derivative liability. The warrants were liability classified instruments when issued and were initially recorded at a value of $1,190,111, which was determined using the Black-Scholes-Merton method using a term of 5.5 years, risk free interest rate of 4.20% and volatility of 95.0%. As of June 30, 2024, the Company amended the warrant agreements related to 437,031 warrants to adjust them to be indexed to the Company’s own stock, and they were therefore reclassed to equity classified instruments. When the warrants agreements were amended, the Company remeasured the warrant liability resulting in a final warrant value of $1,011,562. The loss on the remeasurement of the warrant liability in the amount of $275,945 and $112,708 is included in other expense for the three months ended June 30, 2024 and for the six months ended June 30. 2024, respectively. The warrant liability for these 437,031 warrants was removed and equity was increased by $1,011,562 to account for the equity classification. The remaining 141,612 warrants remain liability classified instruments and the Company remeasured the warrant liability as of June 30, 2024 for these remaining warrants, resulting in a value of $371,671. The loss on remeasurement of the warrant liability in the amount of $133,308 and $80,414 is included in other expense for the three and six months ended June 30, 2024, respectively.

Concurrently with the closing of the Company’s private placement offering on April 25, 2024, the Company issued warrants to purchase an aggregate of up to 494,096 shares of its Common Stock to the investors in the private placement at an exercise price of $2.26 per share. The warrants are exercisable beginning on October 25, 2024, and expire on October 25, 2029. The warrants issued were divided into two groups: warrants issued to directors and warrants issued to non-affiliated investors. The warrants to purchase 167,157 shares of the Company’s Common Stock issued to directors were deemed options issued under the MAIA 2021 Plan (as defined below) and are equity classified instruments and the value of these warrants determined using the Black-Scholes-Merton method was $346,606 using a term of 5.5 years, risk free interest rate of 4.70% and volatility of 95%. The warrants to purchase 326,939 shares of the Company’s Common Stock issued to non-affiliated investors were not indexed to the Company’s own stock and therefore met the definition of a derivative liability. The warrants were liability classified instruments when issued and were initially recorded at a value of $677,919, which was determined using the Black-Scholes-Merton method using a term of 5.5 years, risk free interest rate of 4.70% and volatility of 95.0%. As of June 30, 2024, the Company amended these warrant agreements to adjust them to be indexed to the Company’s own stock, and they were therefore reclassed to equity classified instruments. When the warrant agreements were amended, the Company remeasured the warrant liability resulting in a final warrant value of $769,671. The loss on the remeasurement of the warrant liability in the amount of $91,752 is included in other expense for the three and six months ended June 30, 2024, respectively. The warrant liability for these warrants were removed and equity was increased by $769,671 to account for the equity classification.

	Warrants Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years
Balance at January 1, 2024	3,650,278	$2.82	5.00
Issued	2,949,169	1.65
Exercised	(1,157,201)	(1.98)
Expired	—	—
Balance at June 30, 2024	5,442,246	$2.37	4.87

MAIA Biotechnology, Inc. Stock Option and Equity Incentive Plans

In 2018, the Company adopted the MAIA Biotechnology, Inc. 2018 Stock Option Plan (the “MAIA 2018 Plan”). MAIAs board of directors administers the MAIA 2018 Plan for the purposes of attracting, retaining, and motivating key employees, directors, and consultants of MAIA. The terms of the MAIA 2018 Plan continue to govern the 1,850,630 options outstanding under the plan as of June 30, 2024.

In 2020, the Company adopted the MAIA Biotechnology, Inc. Amended and Restated 2020 Equity Incentive Plan (the “MAIA 2020 Plan’’), also administered by the board of directors. The MAIA 2020 Plan permitted awards to take the form of stock options, restricted stock and restricted stock units. The terms of the MAIA 2020 Plan continue to govern the 3,503,589 options outstanding in the plan as of June 30, 2024. There are no shares reserved for future issuance under the MAIA 2018 Plan or the MAIA 2020 Plan.

On August 1, 2022 the Company approved MAIA 2021 Plan with 1,909,518 shares of Common Stock reserved for issuance. On May 25, 2023 the MAIA 2021 Plan was amended to include an automatic increase to the plan in the amount equal to 10% of the total number of shares of stock outstanding on a fully diluted basis on December 31 of the preceding calendar year (the “Increase Date”); provided that, the board of directors may act prior to any Increase Date to provide that there will be no increase for such year or that the increase for such year will be a lesser number of shares of stock. The amount reserved for issuance under the MAIA 2021 Plan increased by 1,956,993 based on the fully diluted shares outstanding as of December 31, 2022. The amount reserved for issuance under the MAIA 2021 Plan increased by 2,838,668 based on the fully diluted shares outstanding as of December 31, 2023. As of June 30, 2024, there are 2,567,779 shares of Common Stock available for future issuance under the MAIA 2021 Plan and 3,968,229 options are outstanding under the MAIA 2021 Plan.

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

As of June 30, 2024, only stock options have been awarded pursuant to the MAIA stock option and equity incentive plans.

The following table summarizes the activity and information regarding MAIA’s outstanding and exercisable options for the six months ended June 30, 2024:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Balance at January 1, 2024	7,750,152	$2.53	7.29
Granted	2,353,664	2.41
Exercised	(101,837)	(1.82)
Cancelled/forfeited	(679,531)	(3.62)
Balance at June 30, 2024	9,322,448	$2.43	7.17	11,601,885
Options exercisable at June 30, 2024	6,657,826	$2.32	6.64	9,253,514

The value of option grants is calculated using the Black-Scholes-Merton option pricing model with the following assumptions for options granted during the six months ended June 30, 2024 and 2023:

	2024	2023
Risk-free interest rate	3.94%-4.77%	3.64%-4.23%
Expected term (in years)	5 - 6.25	5 - 6.25
Expected volatility	95%-152.5%	99.6%-101.0%
Expected dividend yield	—	—%

The weighted-average grant date fair value of stock options issued during the six months ended June 30, 2024 and 2023 was $2.41 and $3.26, respectively. As of June 30, 2024, the total unrecognized compensation related to unvested employee and non-employee stock option awards granted was $3,221,396, which the Company expects to recognize over a weighted average period of approximately 2.2 years.

Stock based compensation related to the Company’s stock plans are as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,

	2024	2023	2024	2023
General and administrative	$256,916	$334,054	$487,905	$590,730
Research and development	157,032	284,878	276,008	565,723
Total stock-based compensation	$413,948	$618,932	$763,913	$1,156,453

6.
COMMITMENTS AND CONTINGENCIES

Legal

From time to time, the Company is involved in legal actions and claims arising in the normal course of business. Management believes there are no matters which will have a material adverse effect on the Company's financial position, operations or cash flows.

Patent Licensing, Sponsored Research, and Patent & Technology Agreements

THIO

In November 2018 and as amended in December 2020, the Company entered into a Global Patent Licensing Agreement (“PLA”) titled “Patent and Technology License Agreement AGT. NO. L2264 – MAIA Biotechnology” with the University of Texas Southwestern (“UTSW”) to license patent families for a specific compound (“THIO”) from UTSW to MAIA (the “UTSW Agreement”). The UTSW Agreement, as amended, has a term of 20 years. The agreement requires MAIA to reimburse UTSW for agreed-upon expenses related to THIO. The UTSW Agreement requires certain payments upon assignment of the license to a third party as well as upon reaching specific milestones, ranging between $1,000,000 and $50,000,000, not to exceed a combined milestone payment total of $112,000,000. As of June 30, 2024, no assignment has occurred and none of the defined milestones have been completed and therefore no payments are due to UTSW related to the milestones. The UTSW Agreement requires royalties MAIA to make royalty payments of : (i) 2-4% (depending on THIO reaching specified sales levels in the respective jurisdictions) on net sales up to $1,000,000,000; and (ii) 2.5-5% on net sales above $1,000,000,000.

Also in December 2020, the Company entered into a second license agreement with UTSW titled “Patent and Technology License Agreement AGT. NO. L3648 — MAIA Biotechnology” pursuant to which UTSW is licensing an additional compound to MAIA (the “UTSW2 Agreement”). The UTSW2 Agreement has a term of 20 years and requires the Company to reimburse UTSW for certain agreed-upon expenses. The UTSW2 Agreement requires certain payments upon assignment of the license to a third party as well as upon reaching specific milestones, ranging between $1,000,000 and $50,000,000, not to exceed a combined milestone payment total of $112,000,000. As of June 30, 2024, no assignment has occurred and none of the defined milestones have been completed and therefore no payments are due to UTSW related to the milestones. The UTSW2 Agreement requires MAIA to make royalty payments of: (i) 2-4% (depending on THIO reaching specified sales levels in the respective jurisdictions) on net sales up to $1,000,000,000; (ii) and 2.5-5% on net sales above $1,000,000,000.

The Company will also pay UTSW running royalties on a yearly basis as a percentage of Net Sales (as defined in the UTSW2 Agreement) of the Company or its sublicensee. There are single digit royalty rates for licensed products and licensed services covered by a Valid Claim (as defined in the UTSW2 Agreement) and dependent on whether Net Sales are greater than or less than/equal to $1,000,000,000, with Net Sales above that amount commanding a slightly higher percentage. In each case, the royalty percentage is lower before patent issuance in each jurisdiction. In the event that the licensed product or licensed service is not covered by a Valid Claim, the running royalty rates are reduced by 50%. The royalty obligations continue on a country-by-country basis until the later of expiration of the last Valid Claim in each country or 10 years after the First Commercial Sale (as defined in UTSW2 Agreement) in each country.

Regeneron

In February 2021, the Company entered into a Drug Supply Agreement (the “Drug Supply Agreement”) with Regeneron Pharmaceuticals, Inc. (“Regeneron”) to perform one clinical trial for the treatment of patients with Non-Small Cell Lung Cancer (NSCLC) involving a Regeneron drug candidate that utilizes one of the Company’s compounds/agents. The Company is responsible for all costs of the study with Regeneron supplying their drug cemiplimab representing a cost savings for the Company, the first phase of which is expected to take approximately two years. The overall term of the agreement is for five years unless earlier terminated for certain reasons as defined in the agreement. Either party may terminate a study plan in the event that patient screening for the clinical study does not commence within 12 months after: (i) the Effective Date (as defined in the Drug Supply Agreement), with respect to the initial study; or (ii) the execution of the applicable study plan, with respect to each other study. If either party terminates a study plan, the Company shall reimburse Regeneron for the Regeneron product it received in connection with such study plan based on the actual out-of-pocket cost to Regeneron of such Regeneron product. As of June 30, 2024, neither party has terminated the agreement.

7.
INCOME TAXES

The Company provides for income taxes using the asset and liability approach. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect when these differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The issuance of shares in connection with the Company’s IPO, as well as prior share issuances, may result in limitations on the utilization of the Company’s net operating loss carryforwards under IRS section 382. As of June 30, 2024, and December 31, 2023, the Company had a full valuation allowance against its deferred tax assets.

For the six months ended June 30, 2024 and 2023, the Company recorded zero income tax expense. No tax benefit has been recorded in relation to the pre-tax losses for the six months ended June 30, 2024, due to full valuation allowance to offset any deferred tax assets.

8.
SUBSEQUENT EVENTS

Issuance of Options

From July 1 to August 9, 2024, the Company issued 5,890 options at a weighted exercise price of $3.77 to consultants.

Issuance of Common Stock

On July 15, 2024, the Company issued 16,773 shares of Common Stock upon exercise of existing stock options.

At-The-Market Offering with H.C. Wainwright

On February 14, 2024, the Company entered into an ATM Agreement with Wainwright , to sell Shares having an aggregate sales price of up to $1,445,000, from time to time, through an at-the-market offering program under which Wainwright will act as sales agent. The sales, if any, of the Shares made under the ATM Agreement will be made by any method permitted by law deemed to be an “at-the-market offering” as defined in Rule 415 promulgated under the Securities Act. The Company will pay Wainwright a commission rate equal to 3.0% of the aggregate gross proceeds from each sale of Shares. Effective March 25, 2024, the Company filed a prospectus supplement to amend, supplement and supersede certain information contained in the earlier prospectus and prospectus supplement, which increased the number of Shares the Company may offer and sell under the ATM Agreement to an aggregate offering price of up to $4,950,000, from time to time. Effective May 15, 2024, the Company filed a prospectus supplement to amend, supplement and supersede certain information contained in the earlier prospectus and prospectus supplement, which increased the number of Shares the Company may offer and sell under the ATM Agreement to an aggregate offering price of up to $11,280,000 from time to time. As of June 30, 2024, the Company has sold 2,522,876 shares of Common Stock at an average price of approximately $3.12 per share, resulting in aggregate gross proceeds of approximately $7,862,228, for which it paid Wainwright approximately $235,867 in commissions. Since July 1, 2024, the Company has sold 152,606 shares of its Common Stock at an average price of approximately $3.78 per share, resulting in aggregate gross proceeds of approximately $576,996, for which it paid Wainwright approximately $17,310 in commissions. The Company anticipates that the at-the-market offering will continue throughout the next reporting period.

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

We have accomplished the following key milestones:

•
In November 2018, we in-licensed THIO from UTSW, in Dallas. The patent license is global and exclusive for the duration of the patients’ lives.

•
In 2019, we generated the first data for THIO demonstrating complete regression with no recurrence when administered in advance of atezolizumab (TecentriQ®; Genentech), in colorectal and lung cancer preclinical models.

•
In the first quarter 2020, we filed a provisional patent application for THIO in sequential combination with checkpoint inhibitors, covering all tumor types. The patent has been allowed as of March 12, 2021, but has not been issued to date. The patent will have an expiration date in 2041, excluding any patent term adjustment or patent extension.

•
In the first quarter 2021, we entered into the Drug Supply Agreement with Regeneron. Under the Drug Supply Agreement, Regeneron will provide cemiplimab (Libtayo®; anti-PD-1 checkpoint inhibitor) at no charge for the THIO-101 trials, testing THIO administration for immune activation followed by cemiplimab in NSCLC. The Drug Supply Agreement replaces direct drug purchase expense that we would be otherwise required to incur. In exchange, Regeneron received development exclusivity in NSCLC for the duration of the trial meaning we cannot conduct trials in NSCLC with another checkpoint inhibitor during the time of the trial. All other areas of study and development in any other tumor types remain open.

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

•
In March 2022, the U.S. Food and Drug Administration (FDA) granted Orphan Drug Designation (ODD) to THIO for the treatment of Hepatocellular Carcinoma (“HCC”) (liver cancer), and in May 2022, the FDA granted ODD to THIO for the treatment of small-cell lung cancer. The FDA’s Office of Orphan Products

Development may grant orphan designation status to drugs and biologics that are intended for the treatment, diagnosis or prevention of rare diseases, or conditions that affect fewer than 200,000 people in the U.S. ODD provides certain benefits, including financial incentives, to support clinical development and the potential for up to seven years of market exclusivity for the drug for the designated orphan indication in the U.S. if the drug is ultimately approved for its designated indication.

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

•
In July 2022, we completed our selection process for the clinical sites for our Phase 2 study in Australia and Europe and our application to start the Phase 2 study in Australia has been approved. In July 2022, the first patient was administered with THIO in our Phase 2 human trial (“THIO-101”) in Australia. We have also submitted a similar application to conduct the same Phase 2 study in Europe.

•
On July 28, 2022, the Company’s Common Stock began trading on the NYSE American under the symbol MAIA. On August 1, 2022, the Company sold 2,000,000 shares of Common Stock at $5.00 per share for gross proceeds of $10,000,000 in an IPO, prior to deducting underwriting discounts, commissions, and other offering expenses. On August 3, 2022, the Company sold an additional 300,000 shares of Common Stock at $5.00 per share when the underwriter exercised the overallotment for net proceeds of $1,500,000 prior to deducting underwriting discounts, commissions, and other offering expenses. We believe we have raised sufficient capital to fund the THIO-101 lead-in and preliminary efficacy of the phase 2 THIO-101 trial.
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
•
On April 18, 2023, we published data in HCC models: as monotherapy, THIO achieved complete and durable responses in HCC, the dominant histology in primary liver cancer (90%), in in vivo models. When combined with Libtayo®, duration of response was further potentiated. Upon rechallenge with two times more cancer cells and no additional treatment, tumor growth was completely prevented. Administration of THIO alone and in combination with Libtayo® generated anti-cancer immune memory.

•
On April 20, 2023, we announced preliminary survival data from Part A of THIO-101. The first two patients enrolled in Part A of the study continue to be alive, approximately 10 and 9 months respectively, from treatment initiation. Both patients have advanced Stage IV metastatic disease and are heavily pretreated, receiving third and fourth line of therapy respectively after previously failing treatment with an immune checkpoint inhibitor. They continue to be progression free following their last dose of THIO, 7 and 6 months respectively, with no new treatment. The current treatment options in patients with advanced relapsed or refractory NSCLC who failed two or more therapy regimens are limited and show minimal benefit. Furthermore, discontinuation of treatment is rapidly followed by physical decline and death, therefore seeing patients with such survival and no disease progression in this clinical setting, is noteworthy. In real-world clinical practice, observed survival in such heavily pretreated patients is typically 3-4 months.
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
•
On August 23, 2023, our universal shelf registration statement on Form S-3 (File No. 333-273984) (“Form S-3”) for possible future offerings was declared effective by the SEC.
•
On September 1, 2023, we entered into an at-the-market Sales Agreement (the “Sales Agreement”) with ThinkEquity LLC (the “Sales Agent”), pursuant to which the Company may offer and sell, from time to time, through the Sales Agent, shares of Common Stock having an aggregate offering price of up to $7,000,000, subject to the terms and conditions of the Sales Agreement. The shares will be offered and sold pursuant to the Company’s prospectus supplement, filed September 1, 2023 with the SEC to the prospectus forming a part of the Form S-3. We terminated the Sales Agreement on November 15, 2023. We sold 758,388 shares of our Common Stock through the Sales Agent for which the Company received net proceeds of approximately $1,238,688.
•
On September 28, 2023, we announced that the Company’s board of directors approved a share repurchase program pursuant to which the Company may repurchase up to $800,000 of the Company’s issued and outstanding shares of Common Stock through September 2024. The Company expects to fund repurchases by using cash on hand and expected cash flow to be generated in the future. As of September 30, 2023, no repurchases under the program have been executed.
•
On October 3, 2023, we announced that the FDA has cleared its investigational new drug application for THIO to be evaluated in the U.S. as part of THIO-101, the Company’s ongoing global phase 2 clinical study in patients with advanced NSCLC. THIO is being tested in sequential combination with Regeneron’s anti PD-1 monoclonal antibody cemiplimab (Libtayo®) to evaluate anti-tumor activity and immune response in NSCLC patients.
•
On October 10, 2023, we announced that 49 patients have been dosed in MAIA’s Phase 2 clinical trial, THIO-101, evaluating THIO in sequential combination with an immune checkpoint inhibitor in patients with advanced NSCLC.
•
On October 24, 2023, we announced the unprecedented interim disease control rate (“DCR”) of 100% in second-line treatment that far surpasses standard of care (“SoC”) DCR of 53-64%, presented at the

European Society for Medical Oncology Congress 2023. DCR is far stronger than overall response rate (“ORR”) in predicting overall survival benefit, as shown in a recent meta-analysis of 74 clinical trials worldwide in NSCLC.
•
On November 10, 2023, we announced that the FDA granted THIO ODD as a treatment for glioblastoma. This is the third orphan drug designation granted to THIO following the receipt of orphan drug designations for HCC and small cell lung cancer (“SCLC”) in 2022.
•
On November 17, 2023, we announced the closing of a $4 million registered direct offering for the issuance and sale of an aggregate of 2,424,243 of its shares of Common Stock at a purchase price of $1.65 per share. In a concurrent private place, MAIA also issued and sold unregistered warrants to purchase up to an aggregate of 2,424,243 share of its Common Stock.
•
On December 19, 2023, we announced dose selection for THIO-101, a Phase 2 clinical trial evaluating its lead asset, THIO, in sequential combination with Regeneron’s anti-PD-1 cemiplimab (Libtayo®) in patients with advanced NSCLC. During the dose-finding stage of THIO-101, patients were administered either 60mg, 180mg, or 360mg of THIO per cycle, followed by 350mg of cemiplimab (Libtayo®). The selected dose, 180mg/cycle, presented better safety profile and outperformed the other doses in the key measures of efficacy for NSCLC trials. Subsequently, all future trial participants will be treated with THIO 180mg/cycle.
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
•
On February 14, 2024, we entered into the ATM Agreement with Wainwright, to sell Shares having an aggregate sales price of up to $1,445,000, from time to time, through an “at-the-market offering” program under which Wainwright will act as sales agent. Effective March 25, 2024, the Company filed a prospectus supplement to amend, supplement and supersede certain information contained in the earlier prospectus and prospectus supplement, which increased the number of shares of Common Stock the Company may offer and sell under the ATM Agreement to an aggregate offering price of up to $4,950,000 from time to time. Effective May 15, 2024, the Company filed a prospectus supplement to amend, supplement and supersede certain information contained in the earlier prospectus and prospectus supplement, which increased the number of Shares the Company may offer and sell under the ATM Agreement to an aggregate offering price of up to $11,280,000 from time to time. As of the date of this Quarterly Report, we have sold 2,675,482 shares of our Common Stock under the ATM Agreement at an average price of $3.15 per share, resulting in aggregate gross proceeds of approximately $8,439,224, for which we paid Wainwright approximately $253,177 in commissions.
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
•
On March 6, 2024, we announced interim efficacy data for THIO-101 Phase 2 trial in NSCLC. In the latest data available (as of January 8, 2024), the ORR, characterized as partial or complete response to therapy, was 38% (3 out of 8 patients) in the efficacy evaluable population for combination THIO 180mg +

cemiplimab in third-line treatment for NSCLC patients who failed treatment with immune checkpoint inhibitors in prior lines of therapy, with or without chemotherapy.
•
On March 14, 2024, we issued and sold 2,496,318 shares of our Common Stock and warrants to purchase 2,496,318 shares of our Common Stock in a private placement to certain accredited investors and certain of our directors pursuant to securities purchase agreements dated March 11, 2024 at a price per share of $1.17 for which we received gross proceeds of approximately $2.92 million. The securities sold to our directors participating in the March 14, 2024 private placement were issued pursuant to the MAIA 2021 Plan.
•
On March 28, 2024, we issued and sold 578,643 shares of our Common Stock and warrants to purchase 578,643 shares of our Common Stock in a private placement to certain accredited investors pursuant to securities purchase agreements dated March 25, 2024 at a price per share of $2.295 for which we received gross proceeds of approximately $1.33 million.
•
On March 27, 2024, MAIA evaluated additional clinical data from its Phase 2 clinical trial, THIO-101. At such time, a total of 68 patients have been dosed and had a post-baseline scan in MAIA’s Phase 2 clinical trial, THIO-101, evaluating THIO in sequential combination with an immune checkpoint inhibitor in patients with advanced NSCLC. Preliminary efficacy across all lines of therapy in this March 2024 data cut were consistent with previous reports including: (i) 75% of patients receiving THIO 180mg as third-line therapy for NSCLC have surpassed the overall survival (“OS”) threshold of 5.8 months; (ii) 88% of patients in the same setting (3L, 180mg) also crossed the 2.5 months progression free survival (“PFS”) threshold and have shown ORR of 38%, greatly improving on current chemo treatment that have ORRs of around 6-10%; and (iii) across all third-line patients, DCR of 85% remained superior to current chemotherapy options, which ranges from 25-35% DCR.
•
On April 25, 2024, we issued and sold 494,096 shares of our Common Stock and warrants to purchase 494,096 shares of our Common Stock in a private placement to certain accredited investors and Company directors pursuant to securities purchase agreements dated April 22, 2024 at a price per share of $2.034, for which we received gross proceeds of approximately $1.0 million. The securities sold to our directors participating in the April 25, 2024 private placement were issued pursuant to the MAIA 2021 Plan.
•
On May 16, 2024, we announced that an abstract about the THIO-101 clinical trial was accepted for poster presentation at the American Society of Clinical Oncology (“ASCO”) 2024 Annual Meeting, which took place May 31-June 4, 2024, in Chicago, Illinois. In addition, on May 17, 2024, MAIA announced participation at BIO International Convention, which took place June 3-6, 2024, in San Diego, California.
•
On June 4, 2024, we announced new preliminary efficacy data from the Phase 2 THIO-101 clinical trial. The latest data available (April 30, 2024) was presented in a poster session at the ASCO 2024 Annual Meeting on June 3, 2024, and included: (i) all evaluable patients had completed ≥1 post-baseline assessment; (ii) third-line treatment across all doses had shown DCR of 85% for THIO, 65% of patients crossed the 5.8-month OS threshold identified in literature, 85% of patients crossed the 2.5-month PFS threshold, median survival follow-up time was 9.1 months; and (iii) third-line treatment with THIO 180mg had shown median PFS of 5.5 months, 78% OS rate at 6 months, 38% ORR, 75% of patients crossed the 5.8-month OS threshold, 88% of patients crossed the 2.5-month PFS threshold and median survival follow-up time observed was 9.1 months.
•
On June 6, 2024, we announced Company highlights and key achievements year-to-date, including: (i) exceptional measures of efficacy by lead drug THIO in Phase 2 clinical trial, with 38% ORR in third-line (3L) setting (THIO 180mg) compared to ~6% for currently available treatments in a similar population and 5.5 months median progression-free survival (PFS) (3L, THIO 180mg); and (ii) secured continued insider investment through independent board members’ participation in private placement equity financings, with funding of more than $12M year-to-date.
•
On June 7, 2024, MAIA announced the validation of clinical and regulatory pathways for viable therapies leveraging the cell’s telomeric functions as evidenced by the FDA approval of imetelstat, a treatment for low- to intermediate-risk hematologic malignancies (myelodysplastic syndromes) from Geron Corporation, illuminating the role of telomere targeting as a viable therapeutic strategy for cancer treatment.
•
On July 23, 2024, MAIA announced treatment updates from its Phase 2 clinical trial of THIO as of June 12, the latest clinical cut-off date: (i) 6 patients remain on treatment following at least 12 months of therapy; (ii) treatment with THIO followed by cemiplimab has been well tolerated throughout the trial, with lower toxicity compared to standard-of-care treatments; and (iii) the longest-treated patients have completed 21 cycles of THIO sequenced with cemiplimab.
•
In addition to NSCLC, MAIA plans to conduct clinical trials evaluating THIO in sequential combination with an immune checkpoint inhibitor in several other cancer indications. THIO-102 is a Phase 2 clinical trial planned to target: (i) colorectal cancer (CRC), in which THIO demonstrated 100% complete response in pre-clinical setting, with no tumor recurrence after long-term follow-up; (ii) HCC (90% of primary liver cancers), a deadly cancer indication to which MAIA holds an ODD awarded by the FDA in April 2022; (iii) SCLC, the deadliest type of lung cancer, MAIA was also awarded ODD for this indication in August 2022; and (iv) solid tumors, such as breast, prostate, gastric, pancreatic and ovarian cancers. THIO-103 is a Phase 2 clinical trial planned to evaluate treatment with THIO in first-line patients for both NSCLC and SCLC.

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

Results of Operations for the Three and Six Months Ended June 30, 2024 and 2023

Comparison of Three Months ended June 30, 2024 and 2023

	Three Months Ended June 30,
			Change
	2024	2023	Dollars	Percentage
Operating expenses:
Research and development expenses	$2,052,233	$2,599,315	$(547,082)	(21)%
General and administrative expenses	1,763,029	2,065,331	(302,302)	(15)%
Total operating costs and expenses	3,815,262	4,664,646	(849,384)	(18)%
Loss from operations	(3,815,262)	(4,664,646)	849,384	(18)%
Other (expense) income:
Interest expense	—	(1,715)	1,715	(100)%
Interest income	88,383	172	88,211	51285%
Australian research and development incentives	18,048	39,766	(21,718)	(55)%
Change in fair value of warrant liability	(5,157,493)	102,799	(5,260,292)	(5117)%
Loss on fair value of warrants over proceeds	(12,952)	—	(12,952)	100%
Other income, net	(5,064,014)	141,022	(5,205,036)	(3691)%
Net loss	(8,879,276)	(4,523,624)	(4,355,652)	96%
Net loss attributable to MAIA Biotechnology, Inc. shareholders	$(8,879,276)	$(4,523,624)	$(4,355,652)	96%

Operating Costs and Expenses

Research and development expenses

Research and development expenses decreased by approximately $547,000 (or approximately 21%), from approximately $2,599,000 for the three months ended June 30, 2023 compared to approximately $2,052,000 for the three months ended June 30, 2024. The decrease was primarily related to a decrease in payroll and bonus expenses of approximately $634,000 related to the decreased headcount of research and development employees and the reversal of the accrued bonus, a decrease in stock-based compensation costs of approximately $128,000, and decrease in other expenses of approximately $33,000, offset by an increase in scientific research and clinical research of approximately $248,000.

General and administrative expenses

General and administrative expenses decreased by approximately $302,000 (or approximately 15%) from approximately $2,065,000 for the three months ended June 30, 2023 compared to approximately $1,763,000 for the three months ended June 30, 2024. The decrease was primarily related to a decrease in payroll expense of approximately $413,000 relating to the reversal of the accrued bonus and a decrease in stock-based compensation of approximately $77,000, offset by an increase in professional fees of approximately $139,000 and an increase in other expenses of approximately $49,000.

Other expense, net

Other expense, net increased by approximately $5,205,000 (or approximately 3691%) from other income of approximately $141,000 for the three months ended June 30, 2023 compared to other expense of approximately $5,064,000 for the three months ended June 30, 2024. The increase was primarily related to the change in the fair value of the warrant liability of approximately $5,260,000, a loss on the fair value of warrants over proceeds of approximately $13,000, a reduction in the Australian research and development incentives of approximately $22,000 and a net increase of interest income of approximately $90,000.

Comparison of the Six Months ended June 30, 2024 and 2023

	Six Months Ended June 30,
			Change
	2024	2023	Dollars	Percentage
Operating expenses:
Research and development expenses	$4,372,975	$4,795,306	$(422,331)	(9)%
General and administrative expenses	3,391,163	4,053,590	(662,427)	(16)%
Total operating costs and expenses	7,764,138	8,848,896	(1,084,758)	(12)%
Loss from operations	(7,764,138)	(8,848,896)	1,084,758	(12)%
Other (expense) income:
Interest expense	—	(6,862)	6,862	(100)%
Interest income	132,501	508	131,993	25983%
Australian research and development incentives	36,649	91,009	(54,360)	(60)%
Change in fair value of warrant liability	(9,338,791)	123,741	(9,462,532)	(7647)%
Loss on fair value of warrants over proceeds	(12,952)	—	(12,952)	100%
Other income, net	(9,182,593)	208,396	(9,390,989)	(4506)%
Net loss	(16,946,731)	(8,640,500)	(8,306,231)	96%
Net loss attributable to MAIA Biotechnology, Inc. shareholders	$(16,946,731)	$(8,640,500)	$(8,306,231)	96%

Operating Costs and Expenses

Research and development expenses

Research and development expenses decreased by approximately $422,000 (or approximately 9%) from approximately $4,795,000 for the six months ended June 30, 2023 compared to approximately $4,373,000 for the six months ended June 30, 2024. The decrease was primarily related to a decrease in payroll expense of approximately $949,000 related to the decreased headcount of research and development employees and the reversal of the accrued bonus, decrease in stock-based compensation costs of approximately $290,000, and a decrease in other expenses of approximately $34,000, offset by an increase in scientific research and clinical research of approximately $851,000.

General and administrative expenses

General and administrative expenses decreased by approximately $662,000 (or approximately 16%) from approximately $4,053,000 for the six months ended June 30, 2023 compared to approximately $3,391,000 for the six months ended June 30, 2024. The decrease was primarily related to a decrease in payroll expense of approximately $525,000 relating to the reversal of the accrued bonus, a decrease in other expenses of approximately $123,000 related to lower insurance expenses, and a decrease in stock-based compensation of approximately $97,000, offset by an increase in professional fees of approximately $83,000 relating to higher usage of consultants.

Other expense, net

Other expense, net increased by approximately $9,391,000 (or approximately 4506%) from other income of approximately $208,000 for the six months ended June 30, 2023 compared to other expense of approximately $9,183,000 for the six months ended June 30, 2024. The increase was primarily related to the change in the fair value of the warrant liability of approximately $9,462,000, a loss on fair value of warrants over proceeds of approximately $13,000, a reduction in the Australia research and development incentives of approximately $54,000 and a net increase of interest income of approximately $138,000.

Liquidity and Capital Resources

Our Ability to Continue as a Going Concern

As of June 30, 2024, our cash totaled approximately $11,579,000 which represented an increase of approximately $4,428,000 compared to December 31, 2023. As of June 30, 2024, we had working capital of approximately $8,506,000 which represents an increase of approximately $5,879,000 compared to December 31, 2023. We have generated no revenues as of June 30, 2024. Our current operating plan indicates that it will continue to incur losses from operations and generate negative cash flows from operating activities given ongoing expenditures related to the completion of its ongoing clinical trials and our lack of revenue generating activities. Based on our cash reserves as of June 30, 2024 of $11,579,000 and current financial condition as of the date of this Quarterly Report, the accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Sales of Common Stock

On March 14, 2024, we issued and sold 2,496,318 shares of our Common Stock and warrants to purchase 2,496,318 shares of our Common Stock in a private placement to certain accredited investors and to our participating directors pursuant to securities purchase agreements dated March 11, 2024 at a price $1.17 per share, for which we received gross proceeds of approximately $2.92 million. The securities sold to our directors participating in the March 14, 2024 private placement were issued pursuant to the MAIA 2021 Plan.

On March 28, 2024, we issued and sold 578,643 shares of our Common Stock and warrants to purchase 578,643 shares of our Common Stock in a private placement to certain accredited investors pursuant to securities purchase agreements dated March 25, 2024 at a price of $2.295 per share, for which we received gross proceeds of approximately $1.33 million.

Between February 14, 2024, we have sold 507,754 shares of Common Stock at an average price of approximately $1.47 per share, resulting in aggregate gross proceeds of approximately $745,228 under the ATM Agreement dated February 14, 2024, for which we paid Wainwright approximately $22,357 in commissions. Between April 1, 2024 and June 30, 2024, we have sold 2,015,122 shares of our Common Stock at an average price of $3.53 per share, resulting in aggregate gross proceeds of approximately $7,117,000 under the ATM Agreement dated February 14, 2024 with Wainwright, for which we paid Wainwright $213,509 in commissions. During the six months ended June 30, 2024, we have sold 2,522,876 shares of Common Stock at an average price of approximately $3.12 per share, resulting in aggregate gross proceeds of approximately $7,862,228 under the ATM Agreement dated February 14, 2024, for which we paid Wainwright approximately $235,867 in commissions.

On April 25, 2024, we issued and sold 494,096 shares of our Common Stock and warrants to purchase 494,096 shares of our Common Stock in a private placement to certain accredited investors and to our participating directors pursuant to securities purchase agreements dated April 25, 2024 at a price of $2.034 per share, for which we received gross proceeds of approximately $1.0 million. The securities sold to our directors participating in the April 25, 2024 private placement were issued pursuant to the MAIA 2021 Plan.

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

Cash Flows

Cash Flows for the Six Months ended June 30, 2024 and 2023

	Six Months Ended June 30,

	2024	2023
Net cash flows used in operating activities	(8,271,571)	$(5,921,281)
Net cash flows provided by financing activities	12,704,327	4,119,522
Effect of foreign currency exchange rate changes on cash	(4,060)	(3,012)
Net increase in cash and cash equivalents	4,428,696	$(1,804,771)

Operating Activities

For the six months ended June 30, 2024, net cash used in operating activities was approximately $8,272,000, which consisted of a consolidated net loss of approximately $16,947,000 offset by non-cash charges of approximately $764,000 in stock-based compensation, approximately $12,000 of non-cash expense to issue stock to consultants, the remeasurement of the warrant liability of approximately $9,339,000, and the loss on fair value of warrants over proceeds of approximately $13,000. Total changes in operating assets and liabilities of approximately $1,452,000 were driven by an approximate $1,423,000 net decrease in accounts payable and accrued expenses, an approximate $37,000 decrease in the Australia research and development incentives receivable, an approximate $73,000 decrease in other receivables, and an approximate $81,000 increase in prepaid expense and other assets.

For the six months ended June 30, 2023, net cash used in operating activities was approximately $5,921,000, which consisted of a net loss of approximately $8,641,000 offset by non-cash charges of approximately $1,156,000 in stock-based compensation, approximately $488,000 of non-cash expense to issue stock to consultants, and the remeasurement of the warrant liability of approximately $124,000. Total changes in operating assets and liabilities of approximately $1,198,000 were driven by an approximate $980,000 increase in accounts payable and accrued liabilities, an approximate increase of $309,000 in prepaid expenses and other assets and an approximate decrease of $91,000 in Australia research and development incentives receivables.

For the six months ended June 30, 2024 the effect of foreign currency exchange rate changes on cash decreased the cash balance as of June 30, 2024 by approximately $4,000 versus approximately $3,000 for the six months ended June 30, 2023.

Financing Activities

Net cash provided by financing activities was approximately $12,704,000 and $4,120,000 for the six months ended June 30, 2024 and 2023, respectively. Total net cash provided by financing activities for the six months ended June 30, 2024 consisted primarily of approximately $5,254,000 gross proceeds from private placement offerings, proceeds from the at-the-market offering of approximately $7,862,000, proceeds from the exercise of stock options of $185,000, and offset by approximately $597,000 of offering costs.

Net cash provided by financing activities for the six months ended June 30, 2023 consisted primarily of approximately $5,750,000 of gross proceeds from the sales of Common Stock in a follow-on offering, offset by approximately $1,352,000 of offering costs and approximately $278,000 of deferred offering costs.

Off-Balance Sheet Arrangements

None.

Critical Accounting Policies and Significant Judgments and Estimates

Our condensed consolidated financial statements are prepared in accordance with GAAP. These accounting principles require us to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements. We believe that the estimates, judgments and assumptions are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made. To the extent there are material differences between these estimates, judgments or assumptions and actual results, our financial statements will be affected. For a discussion of our critical accounting estimates, please read Part II, Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on March 21, 2024. There have been no material changes to the critical accounting estimates previously disclosed in such report.

Recently Issued Accounting Standards Not Yet Effective or Adopted

Management does not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a material impact on the accompanying unaudited condensed consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company and are not required to provide the information otherwise required under this item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision of and with the participation of our management, including our Chief Executive Officer, who is our principal executive officer, and our Head of Finance, who is our principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2024, the end of the period covered by this Quarterly Report. The term “disclosure controls and procedures,” as set forth in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms promulgated by the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a control system, misstatements due to error or fraud may occur and not be detected. Based on the evaluation of our disclosure controls and procedures as of June 30, 2024, our Chief Executive Officer and Head of Finance concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in management's evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the period covered by this Quarterly Report that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our Annual Report on Form 10-K under the heading “Risk Factors” and filed with the SEC on March 21, 2024. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, except as set forth below, there are no additional risk factors added to the risk factors disclosed in our Annual Report on Form 10-K.

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

While our stockholders’ equity was approximately $3.16 million as of June 30, 2024, and while we have had losses from continuing operations and/or net losses in each of our fiscal years ended December 31, 2021, 2022 and 2023, we are nevertheless currently in compliance with the NYSE American continued listing standards as we satisfy alternate compliance standards provided in Section 1003(a) of the NYSE American Company Guide since: (i) the total value of our market capitalization is at least $50,000,000; and (ii) we have at least 1,100,000 shares publicly held, a market value of publicly held shares of at least $15,000,000 and 400 round lot shareholders. There is no assurance that we will be able to maintain compliance with the NYSE American continued listing standards and/or continue our listing on the NYSE American in the future.

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
•
the loss of institutional investor interest and a decreased ability to issue additional securities or obtain additional financing in the future;

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent sales of unregistered securities

On May 22, 2024, the Company issued 54,976 shares of Common Stock upon exercise of an existing warrant on a net-exercise basis. These shares were issued pursuant to the exemption from registration provided by Section 4(a)(2) and/or 3(a)(9) of the Securities Act.

From May 17, 2024 to May 29, 2024, the Company issued 458,726 shares of Common Stock upon exercise of existing warrants on a net-exercise basis. These shares were issued pursuant to the exemption from registration provided by Section 4(a)(2) and/or 3(a)(9) of the Securities Act.

On May 30, 2024, the Company issued 31,607 shares of Common Stock upon exercises of existing warrants on a net-exercise basis. These shares were issued pursuant to the exemption from registration provided by Section 4(a)(2) and/or 3(a)(9) of the Securities Act.

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

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

10b5-1 Trading Plans

During the fiscal quarter ended June 30, 2024, no Section 16 director or officer adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” (as defined in Item 408 of Regulation S-K of the Exchange Act).

There were no “non-Rule 10b5-1 trading arrangements” (as defined in Item 408 of Regulation S-K of the Exchange Act) adopted, modified or terminated during the fiscal quarter ended June 30, 2024 by our directors and Section 16 officers.

Item 6. Exhibits.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAIA Biotechnology Inc.

Date: August 9, 2024	By:	/s/ Vlad Vitoc
Vlad Vitoc
Chief Executive Officer
(Principal Executive Officer)

Date: August 9, 2024	By:	/s/ Jeffrey C. Himmelreich
Jeffrey C. Himmelreich
Head of Finance
(Principal Financial Officer)