Form 10-Q
period 2024-09-30
MAIA Biotechnology, Inc.
filed 2024-11-12
CIK 1878313

b

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

(312) 416-8592

(Registrant’s telephone number, including area code)

Not Applicable

(Former name or former address and fiscal year, if changed since last report)

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

As of November 12, 2024, the registrant had 25,332,069 shares of common stock, $0.0001 par value per share, outstanding.

i

CAUTIONARY NOTICE ABOUT FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements, which are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). This Report contains a number of forward-looking statements that reflect management’s current views and expectations with respect to our business, strategies, products, future results and events, and financial performance. All statements other than statements of historical facts contained in this report, including statements regarding our future results of operations and financial position, business strategy, product candidates, planned preclinical studies and clinical trials, research and development costs, regulatory approvals, timing and likelihood of success, as well as plans and objectives of management for future operations, are forward-looking statements. In some cases, forward-looking statements may be identified by words such as "believe," "may," "will," "estimate," "continue," "anticipate," "intend," "could," "would," "expect," "objective," "plan," "potential," "seek," "grow," "target," "if,", variations of such words, the negative of these terms and similar expressions intended to identify forward-looking statements. Our actual results may differ materially from those currently anticipated and expressed in such forward-looking statements as a result of a number of factors, including those which we discuss under “Risk Factors,” elsewhere in this Quarterly Report on Form 10-Q and in our other filings with the Securities and Exchange Commission (the "SEC").

Readers should not place undue reliance on these forward-looking statements, which are based on management’s current expectations and projections about future events, are not guarantees of future performance, are subject to risks, uncertainties and assumptions and apply only as of the date of this Report. Our actual results, performance or achievements could differ materially from historical results as well as from the results expressed in, anticipated or implied by these forward-looking statements. An occurrence of, or any material adverse change in, one or more of the risk factors or risks and uncertainties referred to in this Report or included in our other public disclosures or our other periodic reports or other documents or filings filed with or furnished to the U.S. Securities and Exchange Commission could materially and adversely affect our business, prospects, financial condition and results of operations. Except as required by law, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Any public statements or disclosures by us following this Report that modify or impact any of the forward-looking statements contained in this Report will be deemed to modify or supersede such statements in this Report.

For a discussion of some of the factors that may affect our business, results and prospects, see “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the Securities and Exchange Commission (“SEC”) on March 21, 2024 and in our other reports we file with the SEC, including our Quarterly Reports on Form 10-Q and Current Reports on Form 8-K. Readers are also urged to carefully review and consider the various disclosures made by us in this Report and in our other reports we file with the SEC, including our Quarterly Reports on Forms 10-Q and Current Reports on Form 8-K, and those described from time to time in our press releases and other communications, which attempt to advise interested parties of the risks and factors that may affect our business, prospects and results of operations.

Unless the context indicates or otherwise requires, “the Company,” “our Company,” “we,” “us,” and “our” refer to MAIA Biotechnology, Inc., a Delaware corporation, and its consolidated subsidiaries.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

MAIA Biotechnology, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	September 30, 2024	December 31, 2023
	(unaudited)
ASSETS
Current assets:
Cash	$8,690,784	$7,150,695
Prepaid expenses and other current assets	495,650	268,677
Australia research and development incentives receivable	53,608	144,680
Total current assets	9,240,042	7,564,052
Other assets	2,800	2,800
Total assets	$9,242,842	$7,566,852
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,152,055	$1,638,546
Accrued expenses	2,456,844	3,298,607
Total current liabilities	3,608,899	4,937,153
Long term liabilities:
Warrant liability	4,015,352	2,152,188
Total liabilities	7,624,251	7,089,341
Commitments and contingencies (Note 6)
Stockholders' equity
Preferred stock, $0.0001 par value, 30,000,000 shares authorized at September 30, 2024 and December 31, 2023, 0 shares issued and outstanding	—	—
Common stock, $0.0001 par value, 70,000,000 shares authorized at September 30, 2024 and December 31, 2023, 23,966,814 and 16,986,254 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	2,397	1,699
Additional paid-in capital	85,290,791	64,472,249
Accumulated deficit	(83,662,895)	(63,980,177)
Accumulated other comprehensive loss	(11,702)	(16,260)
Total stockholders' equity	1,618,591	477,511
Total liabilities and stockholders' equity	$9,242,842	$7,566,852

See the accompanying notes to the unaudited condensed consolidated financial statements.

MAIA Biotechnology, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Operating expenses:
Research and development expenses	$2,667,170	$2,599,578	$7,040,145	$7,394,884
General and administrative expenses	1,521,298	2,356,065	4,912,461	6,409,655
Total operating expenses	4,188,468	4,955,643	11,952,606	13,804,539
Loss from operations	(4,188,468)	(4,955,643)	(11,952,606)	(13,804,539)
Other (expense) income:
Interest expense	(85)	(1)	(85)	(6,863)
Interest income	106,082	3,260	238,583	3,768
Australian research and development incentives	15,198	58,448	51,847	149,457
Change in fair value of warrant liability	1,331,286	18,193	(8,007,505)	141,934
Loss on fair value of warrants over proceeds	—	—	(12,952)	—
Other (expense) income, net	1,452,481	79,900	(7,730,112)	288,296
Net loss	(2,735,987)	(4,875,743)	(19,682,718)	(13,516,243)
Net loss attributable to MAIA Biotechnology, Inc. shareholders	$(2,735,987)	$(4,875,743)	$(19,682,718)	$(13,516,243)
Net loss per share
Basic and diluted	$(0.11)	$(0.36)	$(0.93)	$(1.08)
Weighted average common shares outstanding basic and diluted	23,894,980	13,675,802	21,249,725	12,521,264

See the accompanying notes to the unaudited condensed consolidated financial statements.

MAIA Biotechnology, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net loss	$(2,735,987)	$(4,875,743)	$(19,682,718)	$(13,516,243)
Foreign currency translation adjustment	10,476	(17,858)	4,558	(43,766)
Comprehensive loss	$(2,725,511)	$(4,893,601)	$(19,678,160)	$(13,560,009)

See the accompanying notes to the unaudited condensed consolidated financial statements.

MAIA Biotechnology, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Stockholders' Equity (Deficit) (Unaudited)

For the Three and Nine Months Ended
September 30, 2024
	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Stockholders' Equity (Deficit)
Balance at December 31, 2023	—	$—	16,986,254	$1,699	$64,472,249	$(63,980,177)	$(16,260)	$477,511
Issuance of restricted stock	—	—	12,500	1	11,499	—	—	11,500
Stock-based compensation expense	—	—	—	—	349,965	—	—	349,965
Issuance of common shares in connection with At-The-Market financing, net of $179,628 of issuance costs	—	—	507,754	51	565,572	—	—	565,623
Issuance of common shares in connection with the Private Placement Offering #1, net of $50,000 of issuance costs	—	—	2,496,318	250	590,161	—	—	590,411
Issuance of common shares in connection with the Private Placement Offering #2, net of $47,261 of issuance costs	—	—	578,643	58	90,560	—	—	90,618
Issuance of warrants in connection with the Private Placement Offering #1	—	—	—	—	230,685	—	—	230,685
Foreign currency translation adjustment	—	—	—	—	—	—	(13,786)	(13,786)
Net loss	—	—	—	—	—	(8,067,455)	—	(8,067,455)
Balance at March 31, 2024	—	$—	20,581,469	$2,059	$66,310,691	$(72,047,632)	$(30,046)	$(5,764,928)
Exercise of stock options	—	—	101,837	10	185,636	—	—	185,646
Stock-based compensation expense	—	—	—	—	413,948	—	—	413,948
Issuance of common shares in connection with At-The-Market financing, net of $315,314 of issuance costs	—	—	2,015,122	202	6,801,462	—	—	6,801,664
Issuance of common shares in connection with the Private Placement Offering #3, net of $5,030 of issuance costs	—	—	494,096	49	162,028	—	—	162,077
Issuance of warrants in connection with the Private Placement Offering #3	—	—	—	—	172,925	—	—	172,925
Exercise of warrants	—	—	545,309	54	3,191,621	—	—	3,191,675
Reclassification of liability classified warrants to equity	—	—	—	—	6,870,296	—	—	6,870,296
Foreign currency translation adjustment	—	—	—	—	—	—	7,868	7,868
Net loss	—	—	—	—	—	(8,879,276)	—	(8,879,276)
Balance at June 30, 2024	—	$—	23,737,833	$2,374	$84,108,607	$(80,926,908)	$(22,178)	$3,161,895
Issuance of restricted stock			34,602	3	99,997			100,000
Exercise of stock options	—	—	16,773	2	30,190	—	—	30,192
Stock-based compensation expense	—	—	—	—	455,388	—	—	455,388
Issuance of common shares in connection with At-The-Market financing, net of $63,810 of issuance costs	—	—	177,606	18	596,609	—	—	596,627
Foreign currency translation adjustment	—	—	—	—	—	—	10,476	10,476
Net loss	—	—	—	—	—	(2,735,987)	—	(2,735,987)
Balance at September 30, 2024	—	$—	23,966,814	$2,397	$85,290,791	$(83,662,895)	$(11,702)	$1,618,591

See the accompanying notes to the unaudited condensed consolidated financial statements.

MAIA Biotechnology, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Stockholders' Equity (Unaudited)

For the Three and Nine Months Ended
September 30, 2023
	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Stockholders' Equity
Balance at December 31, 2022	—	$—	10,955,904	$1,096	$52,729,942	$(44,207,272)	$(15,973)	$8,507,793
Issuance of restricted stock	—	—	40,500	4	164,066	—	—	164,070
Stock-based compensation expense	—	—	—	—	537,522	—	—	537,522
Foreign currency translation adjustment	—	—	—	—	—	—	(9,301)	(9,301)
Net loss	—	—	—	—	—	(4,116,876)	—	(4,116,876)
Balance at March 31, 2023	—	$—	10,996,404	$1,100	$53,431,530	$(48,324,148)	$(25,274)	$5,083,208
Issuance of restricted stock	—	—	96,521	9	324,251	—	—	324,260
Issuance of common shares in connection with follow-on offering, net of $1,593,016 of issuance costs	—	—	2,555,500	256	4,156,603	—	—	4,156,859
Issuance of warrants to underwriter in connection with follow-on offering	—	—	—	—	241,109	—	—	241,109
Stock-based compensation expense	—	—	—	—	618,932	—	—	618,932
Issuance of stock options to satisfy accrued bonus	—	—	—	—	974,224	—	-	974,224
Foreign currency translation adjustment	—	—	—	—	—	—	(634)	(634)
Net loss	—	—	—	—	—	(4,523,624)	—	(4,523,624)
Balance at June 30, 2023	—	$—	13,648,425	$1,365	$59,746,649	$(52,847,772)	$(25,908)	$6,874,334
Issuance of common shares upon exercise of stock options	—	—	750	1	1,432	—	—	1,433
Issuance of restricted stock	—	—	111,948	11	194,619	—	—	194,630
Stock-based compensation expense	—	—	—	—	570,916	—	—	570,916
Foreign currency translation adjustment	—	—	—	—	—	—	(17,858)	(17,858)
Net loss	—	—	—	—	—	(4,875,743)	—	(4,875,743)
Balance at September 30, 2023	—	$—	13,761,123	$1,377	$60,513,616	$(57,723,515)	$(43,766)	$2,747,712

See the accompanying notes to the unaudited condensed consolidated financial statements.

MAIA Biotechnology, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(19,682,718)	$(13,516,243)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	1,219,301	1,727,369
Consulting expense for restricted shares issued	111,500	682,962
Change in fair value of warrant liability	8,007,505	(141,934)
Loss on fair value of warrants over proceeds	12,952	—
Change in operating assets and liabilities:
Prepaid expenses and other current assets	(227,368)	134,145
Australia research and development incentives receivable	92,551	174,613
Accounts payable	(488,135)	64,016
Accrued expenses	(841,874)	1,796,502
Net cash used in operating activities	(11,796,286)	(9,078,570)
Cash flows from financing activities:
Deferred offering costs	—	(153,937)
Proceeds from exercise of stock options	215,838	1,432
Proceeds from sale of common stock in follow-on offering	—	5,749,875
Proceeds from private placement round 1	2,920,696	—
Proceeds from private placement round 2	1,327,990	—
Proceeds from private placement round 3	1,004,999	—
Proceeds from ATM Offerings	8,522,666	—
Payment of offering transactions costs	(661,043)	(1,351,907)
Net cash provided by financing activities	13,331,146	4,245,463
Net effect of foreign currency exchange on cash	5,229	(13,233)
Net increase (decrease) in cash	1,540,089	(4,846,340)
Cash at beginning of period	7,150,695	10,950,927
Cash at end of period	$8,690,784	$6,104,587
Supplemental disclosure of cash flow information:
Options issued for accrued bonus	$—	$974,224
Warrants issued to underwriters in connection with the follow-on offering	$—	$241,109
Warrants issued in connection with private placement offering #1	$2,049,600	$—
Warrants issued in connection with private placement offering #2	$1,190,111	$—
Warrants issued in connection with private placement offering #3	$677,919	$—

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

To date, the Company has incurred recurring losses, negative cash flow from operations and has accumulated a deficit of $83,662,895 from the Company’s inception through September 30, 2024. As of September 30, 2024, the Company had $8,690,784 in cash and cash equivalents and working capital of approximately $5,631,143.

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

Off-Balance Sheet Risk and Concentrations of Credit Risk

The Company has no significant off-balance sheet risks, such as foreign exchange contracts, option contracts, or other foreign hedging arrangements. Cash accounts are maintained at financial institutions that potentially subject the Company to concentrations of credit risk. As of September 30, 2024 and December 31, 2023, substantially all of the Company’s cash was deposited in accounts at two financial institutions. The Company maintains its cash deposits, which at times may exceed the federally insured limits, with a reputable financial institution, and accordingly, the Company believes such funds are subject to minimal credit risk.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with maturities of three months or less to be cash equivalents. As of September 30, 2024 and December 31, 2023, cash includes cash in depository bank accounts. The Company had no cash equivalents as of September 30, 2024 or December 31, 2023.

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

Fair value measurements discussed herein are based upon certain market assumptions and pertinent information available to management as of and during the nine months ended September 30, 2024, and as of and during the twelve months ended December 31, 2023. The carrying amount of accounts payable approximated fair value, as they are short term in nature. The fair value of warrants issued for services is estimated based on the Black-Scholes-Merton model during the nine months ended September 30, 2024. The estimated fair value of warrants issued to underwriters represented Level 3 measurements.

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

During the nine months ended September 30, 2024, 47,102 restricted shares of Common Stock were issued for consulting services. During the nine months ended September 30, 2023, 248,969 restricted shares of Common Stock were issued for consulting services. The fair value of restricted stock awards is based on the Common Stock price.

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

The following table summarizes the Company’s potentially dilutive securities, in common share equivalents, which have been excluded from the calculation of dilutive loss per share as their effect would be anti-dilutive:

	Nine Months Ended September 30,
	2024	2023
Shares issuable upon exercise of stock options	9,389,527	7,860,736
Shares issuable upon exercise of warrants	5,442,246	924,760

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

3. ACCRUED EXPENSES

As of September 30, 2024 and December 31, 2023 accrued expenses consisted of the following:

	September 30,	December 31,
	2024	2023
Bonus	$702,928	$786,999
Professional fees	64,874	77,942
Research and development costs	1,160,265	998,838
Accrued severance	214,899	824,435
Other	313,878	610,393
Total accrued expenses	$2,456,844	$3,298,607

4.
FAIR VALUE OF FINANCIAL LIABILITIES

Derivative Liability

Financial liabilities consisting of warrant liabilities measured at fair value on a recurring basis are summarized below. The fair value of the warrant liabilities recorded are as follows:

	Fair value at September 30, 2024
	Total	Level 1	Level 2	Level 3
Liabilities:
Warrant liability	$4,015,352	$—	$—	$4,015,352
Total liabilities	$4,015,352	$—	$—	$4,015,352

	Fair value at December 31, 2023
	Total	Level 1	Level 2	Level 3
Liabilities:
Warrant liability	$2,152,188	$—	$—	$2,152,188
Total liabilities	$2,152,188	$—	$—	$2,152,188

The table below provides a summary of the changes in fair value of the warrant liabilities measured on a recurring basis using significant unobservable inputs (Level 3):

	Three Months Ended September 30,		Nine Months Ended September 30,
Warrant liabilities:	2024	2023	2024	2023
Balance, beginning of period	$5,346,638	$121,600	$2,152,188	$245,341
Issuance of warrants	—	—	3,917,630	—
Exercises of warrants	—	—	(3,191,675)	—
Amendments of warrants	—	—	(6,870,296)	—
Loss (Gain) on fair value of warrant liability	(1,331,286)	(18,193)	8,007,505	(141,934)
Balance, end of period	$4,015,352	$103,407	$4,015,352	$103,407

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

At-the-Market Equity Offering

On February 14, 2024, the Company entered into an At The Market Offering Agreement (the “ATM Agreement”) with H.C. Wainwright & Co., LLC (“Wainwright”), to sell shares of its Common Stock, par value $0.0001 per share, (the “Shares”) having an aggregate sales price of up to $1,445,000, from time to time, through an at-the-market offering program under which Wainwright will act as sales agent. The sales, if any, of the Shares made under the ATM Agreement will be made by any method permitted by law deemed to be an “at-the-market offering” as defined in Rule 415 promulgated under the Securities Act of 1933, as amended (the “Securities Act”). Effective March 25, 2024, the Company filed a prospectus supplement to amend, supplement and supersede certain information contained in the earlier prospectus and prospectus supplement, which increased the number of Shares the Company may offer and sell under the ATM Agreement to an aggregate offering price of up to $4,950,000, from time to time. Effective May 15, 2024, the Company filed a prospectus supplement to amend, supplement and supersede certain information contained in the earlier prospectus and prospectus supplement, which increased the number of Shares the Company may offer and sell under the ATM Agreement to an aggregate offering price of up to $11,280,000 from time to time. The Company will pay Wainwright a commission rate equal to 3.0% of the aggregate gross proceeds from each sale of Shares. As of September 30, 2024, the Company sold 2,700,482 shares of Common Stock at an average price of approximately $3.16 per share, resulting in aggregate gross proceeds of approximately $8,522,666, for which it paid Wainwright approximately $255,680 in commissions, resulting in net proceeds to the Company of approximately $8,266,986. The Company anticipates that the at-the-market offering will continue throughout the next reporting period.

Share Repurchase Program

On September 28, 2023, the Company announced that its board of directors approved a share repurchase program pursuant to which the Company may repurchase up to $800,000 of the Company’s issued and outstanding shares of Common Stock, par value $0.0001 per share, through September 2024. The Company expects to fund repurchases by using cash on hand and cash flow expected to be generated in the future. As of September 30, 2024 no shares have been repurchased under the program.

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

MAIA Biotechnology, Inc. Restricted Stock Awards

During the nine months ended September 30, 2024, the Company expensed $111,500 to consulting expense for investor relations related to the grant of 47,102 restricted shares of Common Stock. There are no unvested restricted shares as of September 30, 2024.

During the nine months ended September 30, 2023, the Company expensed $682,962 to consulting for investor relations related to the grant of 248,969 restricted shares of Common Stock. There were no unvested restricted shares as of September 30, 2023.

MAIA Stock Warrants

Concurrently with the closing of the IPO, the Company issued warrants to purchase an aggregate of up to 100,000 shares of its Common Stock to the representative or its designees, at an exercise price of $6.25 per share (the “Representative’s Warrants”). The Representative’s Warrants were exercisable beginning on January 23, 2023, and expire on July 27, 2027, pursuant to their terms and conditions. On August 3, 2023, concurrently with the full exercise of the representative’s over-allotment option, the Company issued additional Representative’s Warrants to purchase an aggregate of up to 15,000 shares of its Common Stock to the representative or its designees on the same terms. The Representative’s Warrants are not indexed to the Company’s own stock and therefore meet the definition of a derivative liability. The Representative’s Warrants are liability classified instruments and were initially recorded at a value of $343,735, which was determined using the Black-Scholes-Merton method using a term of five years, risk free interest rate of 2.82% and volatility of 77.5%. As of September 30, 2024 and December 31, 2023, the Company remeasured the warrant liability resulting in a value of $140,963 and $40,211 respectively. The gain on remeasurement of the warrant liability in the amount of $68,646 and the loss on remeasurement in the amount of $100,752 was included in other (expense) income for the three and nine months ended September 30, 2024, respectively. The gain on remeasurement of the warrant liability in the amount of $18,193 and $141,934 was included in other (expense) income for the three and nine months ended September 30, 2023.

On November 9, 2023, the Company issued warrants to purchase an aggregate of up to 239,234 shares of its Common Stock to Alumni Capital LP (“Alumni”), at an exercise price of $2.09 per share. The warrants were exercisable beginning on November 10, 2023, and expire on November 10, 2027, pursuant to their terms and conditions. The warrants are not indexed to the Company’s own stock and therefore meet the definition of a derivative liability. On November 13, 2023, 131,578 warrant shares vested in accordance with the terms. The warrants are liability classified instruments and were initially recorded at a value of $84,251, which was determined using the Black-Scholes-Merton method using a term of 3.87 years, risk free interest rate of 3.93% and volatility of 90.0%. Laidlaw & Company Ltd. acted as the financial advisor to the Company in connection with the warrant and were paid a cash fee of $13,750. The warrants were exercised on May 22, 2024 in a cashless exercise and Alumni was issued 54,976 shares of Common Stock. The Company remeasured the warrant liability at the time of the exercise resulting in a value of $375,705. The warrant liability was removed to reflect the warrants being exercised and equity was increased by the value of $375,705. As of September 30, 2024 and December 31, 2023, the warrant liability resulted in a value of $0 and $84,251, respectively. The loss on remeasurement in the amount of $0 and $291,454 was included in other (expense) income for the three and nine months ended September 30, 2024, respectively.

On November 17, 2023, the Company issued warrants concurrently with the Company’s registered direct offering to purchase an aggregate of up to 2,424,243 shares of its Common Stock to the investors in the registered direct offering at an exercise price of $1.86 per share (subject to customary adjustments as set forth in the warrants). The warrants are exercisable six months following issuance and will have a term of five years from the initial exercise date. The warrants contain customary anti-dilution adjustments to the exercise price, including for share splits, share dividends, rights offerings and pro rata distributions. The warrants were not indexed to the Company’s own stock and therefore met the definition of a derivative liability. The warrants were liability classified instruments and were initially recorded at a value of $1,903,915, which was determined using the Black-Scholes-Merton method using a term of 5.38 years, risk free interest rate of 3.85% and volatility of 90.0%. During the nine months ended September 30, 2024, 909,091 warrants were exercised on various dates in cashless exercises and the investor was issued 458,726 shares of Common Stock. The Company remeasured the warrant liability of the exercised warrants at the time of the exercise resulting in a value of $2,815,970. The warrant liability for the exercised warrants was removed and equity was increased by the value of $2,815,970. As of September 30, 2024 and December 31, 2023, the warrant liability resulted in a value of $3,235,441 and $1,903,915, respectively and the gain on remeasurement in the amount of $1,067,442 and the loss on remeasurement in the amount of $4,147,496 was included in other (expense) income for the three months and nine months ended September 30, 2024, respectively.

On November 17, 2023, concurrently with the closing of the Company’s registered direct offering, the Company issued warrants to purchase an aggregate of 169,697 shares of its Common Stock to the representative or its designees, at an exercise price of $2.06 per share. These representative’s warrants were exercisable beginning November 15, 2023, and expire on November 15, 2028, pursuant to their terms and conditions. The representative’s warrants are not indexed to the Company’s own stock and therefore meet the definition of a derivative liability. The representative’s warrants are liability classified instruments and were initially recorded at a value of $123,811, which was determined using the Black-Scholes-Merton method using a term of 4.88 years, risk free interest rate of 3.84% and volatility of 90.0%. As of September 30, 2024 and December 31, 2023 the Company remeasured the warrant liability resulting in a value of $344,198 and $123,811 respectively. The gain on remeasurement of the warrant liability in the amount of $118,277 and the loss on remeasurement of $220,387 is included in other (expense) income for the three and nine months ended September 30, 2024, respectively.

Concurrently with the closing of the Company’s private placement on March 14, 2024, the Company issued warrants to purchase an aggregate of up to 2,496,318 shares of its Common Stock to the investors in the private placement, at an exercise price of $1.30 per share are exercisable beginning on September 14, 2024, and expire on September 14, 2029. The warrants issued were divided into two groups: warrants issued to directors and warrants issued to non-affiliated investors. The warrants to purchase 452,731 shares of the Company’s Common Stock issued to directors were deemed options issued under the MAIA 2021 Plan and are equity classified instruments, and the value of these warrants determined using the Black-Scholes-Merton method was $230,685 using a term of 5.5 years, risk free interest rate of 4.20% and volatility of 95%. The warrants to purchase 2,043,587 share of the Company’s Common Stock issued to non-affiliated investors were not indexed to the Company’s own stock and therefore met the definition of a derivative liability. The warrants issued to non-affiliated investors were liability classified instruments when issued and were initially recorded at a value of $2,049,600, which was determined using the Black-Scholes-Merton method using a term of 5.5 years, risk free interest rate of 4.20% and volatility of 95.0%. In May 2024, the Company amended the warrant agreements to adjust them to be indexed to the Company’s own stock, and they were therefore reclassed to equity classified instruments in a non-cash transaction. When the warrant agreements were amended, the Company remeasured the warrant liability resulting in a final warrant value of $5,089,063. The warrant liability for these warrants was removed and equity was increased by $5,089,063 to account for the equity classification. The loss on the remeasurement of the warrant liability in the amount of $0 and $3,039,463 is included in other (expense) income for the three and nine months ended September 30, 2024, respectively.

Concurrently with the closing of the Company’s private placement offering on March 28, 2024, the Company issued warrants to purchase an aggregate of up to 578,643 shares of its Common Stock to the investors in the private placement at an exercise price of $2.55 per share. The warrants are exercisable beginning on September 28, 2024, and expire on September 28, 2029. The warrants were not indexed to the Company’s own stock and therefore meet the definition of a derivative liability. The warrants were liability classified instruments when issued and were initially recorded at a value of $1,190,111, which was determined using the Black-Scholes-Merton method using a term of 5.5 years, risk free interest rate of 4.20% and volatility of 95.0%. In May 2024, the Company amended the warrant agreements related to 437,031 warrants to adjust them to be indexed to the Company’s own stock, and they were therefore reclassed to equity classified instruments in a non-cash transaction. When the warrants agreements were amended, the Company remeasured the warrant liability resulting in a final warrant value of $1,011,562. The warrant liability for these 437,031 warrants was removed and equity was increased by $1,011,562 to account for the equity classification. The loss on the remeasurement of the warrant liability in the amount of $0 and $112,708 is included in other (expense) income for the three and nine months ended September 30, 2024, respectively. The remaining 141,612 warrants remain liability classified instruments. As of September 30, 2024 and December 31, 2023, the Company remeasured the warrant liability, resulting in a value of $294,750 and $0, respectively. The gain on remeasurement of the warrant liability in the amount of $76,921 and the loss on remeasurement of $3,493 is included in other (expense) income for the three and nine months ended September 30, 2024, respectively.

Concurrently with the closing of the Company’s private placement offering on April 25, 2024, the Company issued warrants to purchase an aggregate of up to 494,096 shares of its Common Stock to the investors in the private placement at an exercise price of $2.26 per share. The warrants are exercisable beginning on October 25, 2024, and expire on October 25, 2029. The warrants issued were divided into two groups: warrants issued to directors and warrants issued to non-affiliated investors. The warrants to purchase 167,157 shares of the Company’s Common Stock issued to directors were deemed options issued under the MAIA 2021 Plan (as defined below) and are equity classified instruments and the value of these warrants determined using the Black-Scholes-Merton method was $346,606 using a term of 5.5 years, risk free interest rate of 4.70% and volatility of 95%. The warrants to purchase 326,939 shares of the Company’s Common Stock issued to non-affiliated investors were not indexed to the Company’s own stock and therefore met the definition of a derivative liability. The warrants were liability classified instruments when issued and were initially recorded at a value of $677,919, which was determined using the Black-Scholes-Merton method using a term of 5.5 years, risk free interest rate of 4.70% and volatility of 95.0%. In May 2024, the Company amended these warrant agreements to adjust them to be indexed to the Company’s own stock, and they were therefore reclassed to equity classified instruments in a non-cash transaction. When the warrant agreements were amended, the Company remeasured the warrant liability resulting in a final warrant value of $769,671. The warrant liability for these warrants were removed and equity was increased by $769,671 to account for the equity classification. The loss on the remeasurement of the warrant liability in the amount of $0 and $91,752 is included in other (expense) income for the three and nine months ended September 30, 2024, respectively.

	Warrants Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years
Balance at January 1, 2024	3,650,278	$2.82	5.00
Issued	2,949,169	1.65	—
Exercised	(1,157,201)	(1.98)	—
Expired	—	—	—
Balance at September 30, 2024	5,442,246	$2.37	4.62

MAIA Biotechnology, Inc. Stock Option and Equity Incentive Plans

In 2018, the Company adopted the MAIA Biotechnology, Inc. 2018 Stock Option Plan (the “MAIA 2018 Plan”). MAIAs board of directors administers the MAIA 2018 Plan for the purposes of attracting, retaining, and motivating key employees, directors, and consultants of MAIA. The terms of the MAIA 2018 Plan continue to govern the 1,833,857 options outstanding under the plan as of September 30, 2024.

In 2020, the Company adopted the MAIA Biotechnology, Inc. Amended and Restated 2020 Equity Incentive Plan (the “MAIA 2020 Plan’’), also administered by the board of directors. The MAIA 2020 Plan permitted awards to take the form of stock options, restricted stock and restricted stock units. The terms of the MAIA 2020 Plan continue to govern the 3,503,589 options outstanding in the plan as of September 30, 2024. There are no shares reserved for future issuance under the MAIA 2018 Plan or the MAIA 2020 Plan.

On August 1, 2022 the Company approved MAIA 2021 Plan with 1,909,518 shares of Common Stock reserved for issuance. On May 25, 2023 the MAIA 2021 Plan was amended to include an automatic increase to the plan in the amount equal to 10% of the total number of shares of stock outstanding on a fully diluted basis on December 31 of the preceding calendar year (the “Increase Date”); provided that, the board of directors may act prior to any Increase Date to provide that there will be no increase for such year or that the increase for such year will be a lesser number of shares of stock. The amount reserved for issuance under the MAIA 2021 Plan increased by 1,956,993 based on the fully diluted shares outstanding as of December 31, 2022. The amount reserved for issuance under the MAIA 2021 Plan increased by 2,838,668 based on the fully diluted shares outstanding as of December 31, 2023. As of September 30, 2024, there are 2,483,927 shares of Common Stock available for future issuance under the MAIA 2021 Plan and 4,052,081 options are outstanding under the MAIA 2021 Plan.

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

As of September 30, 2024, only stock options have been awarded pursuant to the MAIA stock option and equity incentive plans.

The following table summarizes the activity and information regarding MAIA’s outstanding and exercisable options for the nine months ended September 30, 2024:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Balance at January 1, 2024	7,750,152	$2.53	7.29	—
Granted	2,437,516	2.43	—	—
Exercised	(118,610)	(1.82)	—	—
Cancelled/forfeited	(679,531)	(3.62)	—	—
Balance at September 30, 2024	9,389,527	$2.43	6.95	7,041,164
Options exercisable at September 30, 2024	7,232,697	$2.27	6.36	6,336,419

The value of option grants is calculated using the Black-Scholes-Merton option pricing model with the following assumptions for options granted during the nine months ended September 30, 2024 and 2023:

	2024	2023
Risk-free interest rate	3.79%-4.77%	3.64%-4.59%
Expected term (in years)	5 - 6.25	5 - 6.25
Expected volatility	95%-152.5%	99.6%-112.4%
Expected dividend yield	—%	—%

The weighted-average grant date fair value of stock options issued during the nine months ended September 30, 2024 and 2023 was $2.43 and $3.12, respectively. As of September 30, 2024, the total unrecognized compensation related to unvested employee and non-employee stock option awards granted was $2,947,830, which the Company expects to recognize over a weighted average period of approximately 2.54 years.

Stock based compensation related to the Company’s stock plans are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
General and administrative	$260,397	$320,456	$748,302	$911,186
Research and development	194,991	250,460	470,999	816,183
Total stock-based compensation	$455,388	$570,916	$1,219,301	$1,727,369

6.
COMMITMENTS AND CONTINGENCIES

Legal

From time to time, the Company is involved in legal actions and claims arising in the normal course of business. Management believes there are no matters which will have a material adverse effect on the Company's financial position, operations or cash flows.

Patent Licensing, Sponsored Research, and Patent & Technology Agreements

THIO

In November 2018 and as amended in December 2020, the Company entered into a Global Patent Licensing Agreement (“PLA”) titled “Patent and Technology License Agreement AGT. NO. L2264 – MAIA Biotechnology” with the University of Texas Southwestern (“UTSW”) to license patent families for a specific compound (“THIO”) from UTSW to MAIA (the “UTSW Agreement”). The UTSW Agreement, as amended, has a term of 20 years. The agreement requires MAIA to reimburse UTSW for agreed-upon expenses related to THIO. The UTSW Agreement requires certain payments upon assignment of the license to a third party as well as upon reaching specific milestones, ranging between $1,000,000 and $50,000,000, not to exceed a combined milestone payment total of $112,000,000. As of September 30, 2024, no assignment has occurred and none of the defined milestones have been completed and therefore no payments are due to UTSW related to the milestones. The UTSW Agreement requires royalties MAIA to make royalty payments of : (i) 2-4% (depending on THIO reaching specified sales levels in the respective jurisdictions) on net sales up to $1,000,000,000; and (ii) 2.5-5% on net sales above $1,000,000,000.

Also in December 2020, the Company entered into a second license agreement with UTSW titled “Patent and Technology License Agreement AGT. NO. L3648 — MAIA Biotechnology” pursuant to which UTSW is licensing an additional compound to MAIA (the “UTSW2 Agreement”). The UTSW2 Agreement has a term of 20 years and requires the Company to reimburse UTSW for certain agreed-upon expenses. The UTSW2 Agreement requires certain payments upon assignment of the license to a third party as well as upon reaching specific milestones, ranging between $1,000,000 and $50,000,000, not to exceed a combined milestone payment total of $112,000,000. As of September 30, 2024, no assignment has occurred and none of the defined milestones have been completed and therefore no payments are due to UTSW related to the milestones. The UTSW2 Agreement requires MAIA to make royalty payments of: (i) 2-4% (depending on THIO reaching specified sales levels in the respective jurisdictions) on net sales up to $1,000,000,000; (ii) and 2.5-5% on net sales above $1,000,000,000.

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

Regeneron

In February 2021, the Company entered into a Drug Supply Agreement (the “Drug Supply Agreement”) with Regeneron Pharmaceuticals, Inc. (“Regeneron”) to perform one clinical trial for the treatment of patients with Non-Small Cell Lung Cancer (NSCLC) involving a Regeneron drug candidate that utilizes one of the Company’s compounds/agents. The Company is responsible for all costs of the study with Regeneron supplying their drug cemiplimab representing a cost savings for the Company, the first phase of which is expected to take approximately two years. The overall term of the agreement is for five years unless earlier terminated for certain reasons as defined in the agreement. Either party may terminate a study plan in the event that patient screening for the clinical study does not commence within 12 months after: (i) the Effective Date (as defined in the Drug Supply Agreement), with respect to the initial study; or (ii) the execution of the applicable study plan, with respect to each other study. If either party terminates a study plan, the Company shall reimburse Regeneron for the Regeneron product it received in connection with such study plan based on the actual out-of-pocket cost to Regeneron of such Regeneron product. As of September 30, 2024, neither party has terminated the agreement.

7.
INCOME TAXES

The Company provides for income taxes using the asset and liability approach. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect when these differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The issuance of shares in connection with the Company’s IPO, as well as prior share issuances, may result in limitations on the utilization of the Company’s net operating loss carryforwards under IRS section 382. As of September 30, 2024, and December 31, 2023, the Company had a full valuation allowance against its deferred tax assets.

For the nine months ended September 30, 2024 and 2023, the Company recorded zero income tax expense. No tax benefit has been recorded in relation to the pre-tax losses for the nine months ended September 30, 2024, due to full valuation allowance to offset any deferred tax assets.

8.
SUBSEQUENT EVENTS

Issuance of Options

From October 1 to November 7, 2024, the Company issued 10,900 options at a weighted exercise price of $2.64 to consultants.

Private Placement

On November 1, 2024, the Company issued and sold 1,079,884 shares of its common stock and warrants to purchase 1,079,884 shares of its common stock in a private placement to certain accredited investors and Company directors pursuant to securities purchase agreements dated October 28, 2024 at a price per share of $2.259 for which the Company received gross proceeds of approximately $2.44 million. The warrants are exercisable at a price per share of $2.51, are exercisable commencing six months following issuance, and have a term of five year from the initial exercise date. The securities sold to Company directors participating in the private placement were issued pursuant to the Company’s 2021 Equity Incentive Plan.

Related Party Participation in Private Placement

The following Company directors participated in the aforementioned November 2024 private placement as follows: (i) Stan Smith purchased 100,000 shares of common stock and warrants to purchase up to 100,000 shares of common stock for an aggregate purchase price of approximately $225,900; (ii) Ramiro Guerrero purchased 88,532 shares of common stock and warrants to purchase up to 88,534 shares of common stock for an aggregate purchase price of approximately $200,000; (iii) Steven Chaouki purchased 22,133 shares of common stock and warrants to purchase up to 22,133 shares of common stock for an aggregate purchase price of approximately $50,000; and (iv) Cristian Luput purchased 22,133 shares of common stock and warrants to purchase up to 22,133 shares of common stock for an aggregate purchase price of approximately $50,000. In addition, David Smith, the son of Company director Stan Smith purchased 40,000 shares of common stock and warrants to purchase up to 40,000 shares of common stock for an aggregate purchase price of approximately $90,360

At-The-Market Offering with H.C. Wainwright

Since October 1, 2024, the Company has sold 285,471 shares of its Common Stock at an average price of approximately $3.22 per share, resulting in aggregate gross proceeds of approximately $918,284, for which it paid Wainwright approximately $27,549 in commissions, resulting in net proceeds to the Company of approximately $890,735. The Company anticipates that the at-the-market offering will continue throughout the next reporting period.

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

Overview

We are a clinical stage biotechnology company engaged in the discovery, development and commercialization of therapies targeting cancer. Our initial disease target is lung cancer, a serious medical condition with an incidence of over 236,000 new cases in the US in 2022, representing 12.3% of all cancers, and over 130,000 deaths, or 21.4% of all cancers. Worldwide, lung cancer incidence is over 2,200,000 per year (ranking second only after breast cancer), and mortality over 1,800,000 (ranking first). Specifically, we are targeting Non-Small Cell Lung Cancer (“NSCLC”), which represents 85% of all lung cancers. THIO (6-thio-dG or 6-thio-2 ‘-deoxyguanosine), our lead asset, is an investigational dual mechanism of action drug candidate incorporating telomere targeting and immunogenicity.

We have accomplished the following key milestones:

•
In November 2018, we in-licensed THIO from the University of Texas Southwestern (“UTSW”), in Dallas. The patent license is global and exclusive for the duration of the patients’ lives.

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

•
In the first quarter 2021, we entered into a Drug Supply Agreement with Regeneron. Under the Drug Supply Agreement, Regeneron will provide cemiplimab (Libtayo®; anti-PD-1 checkpoint inhibitor) at no charge for the THIO-101 trials, testing THIO administration for immune activation followed by cemiplimab in NSCLC. The Drug Supply Agreement replaces direct drug purchase expense that we would be otherwise required to incur. In exchange, Regeneron received development exclusivity in NSCLC for the duration of the trial meaning we cannot conduct trials in NSCLC with another checkpoint inhibitor during the time of the trial. All other areas of study and development in any other tumor types remain open.

•
In the first quarter 2021, we initiated our clinical supply manufacturing under Good Manufacturing Practices conditions to provide clinical supply for THIO-101 and other development needs.

•
In the first half of 2022, we completed a crossover round consisting of sales of 274,840 shares of our common stock, par value $0.0001 per share (the “Common Stock”), at a price of $9.00 per shares for gross proceeds of approximately $2.5 million.

•
In the first quarter 2022, THIO received approval by the Bellberry Human Research Ethics Committee (“HREC”) in Australia to initiate the THIO-101 Phase 2 clinical study.

•
In March 2022, the U.S. Food and Drug Administration (the “FDA”) granted Orphan Drug Designation (“ODD”) to THIO for the treatment of Hepatocellular Carcinoma (“HCC”) (liver cancer), and in May 2022, the FDA granted ODD to THIO for the treatment of small-cell lung cancer. The FDA’s Office of Orphan Products Development may grant orphan designation status to drugs and biologics that are intended for the treatment, diagnosis or prevention of rare diseases, or conditions that affect fewer than 200,000 people in the U.S. ODD provides certain benefits, including financial incentives, to support clinical development and the potential for up to seven years of market exclusivity for the drug for the designated orphan indication in the U.S. if the drug is ultimately approved for its designated indication.

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
•
On April 27, 2023, we closed a follow-on offering and sold 2,555,500 shares of Common Stock at a public offering price of $2.25 per share, for gross proceeds of approximately $5.75 million, before deducting underwriting discounts and offering expenses. The shares sold in the offering include the exercise in full by the underwriter of its option to purchase an additional 333,300 shares of Common Stock, in addition to the 2,222,200 shares of Common Stock which the underwriters initially agreed to purchase.
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
•
On February 7, 2024, we announced publication of international Patent Cooperation Treaty (“PCT”) application titled “Dinucleotides and Their Use in Treating Cancer.” The new dinucleotides disclosed in the patent application are telomere-targeting molecules, such as THIO fragments or other THIO analogues. These compounds are key next-generation telomere-targeting agents, an important extension of MAIA’s innovative cancer treatment platform. The PCT system streamlines the process for obtaining patent protection globally. Under the PCT, applicants can seek patent protection in a large number of countries.
•
On February 14, 2024, we entered into an At The Market Offering Agreement (the “ATM Agreement”) with H.C. Wainwright & Co., LLC (“Wainwright”), to sell shares of our Common Stock having an aggregate sales price of up to $1,445,000, from time to time, through an “at-the-market offering” program under which Wainwright will act as sales agent. Effective March 25, 2024, the Company filed a prospectus supplement to amend, supplement and supersede certain information contained in the earlier prospectus and prospectus supplement, which increased the number of shares of Common Stock the Company may offer and sell under the ATM Agreement to an aggregate offering price of up to $4,950,000 from time to time. Effective May 15, 2024, the Company filed a prospectus supplement to amend, supplement and supersede certain information contained in the earlier prospectus and prospectus supplement, which increased the number of Shares the Company may offer and sell under the ATM Agreement to an aggregate offering price of up to $11,280,000 from time to time. As of the date of this Quarterly Report, we have sold 2,985,953 shares of our Common Stock under the ATM Agreement at an average price of $3.16 per share, resulting in aggregate gross proceeds of approximately $9,440,950, for which we paid Wainwright $283,228 in commissions resulting in net proceeds to us of approximately $9,157,722.
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
•
On March 6, 2024, we announced interim efficacy data for THIO-101 Phase 2 trial in NSCLC. In the latest data available (as of January 8, 2024), the ORR, characterized as partial or complete response to therapy, was 38% (3 out of 8 patients) in the efficacy evaluable population for combination THIO 180mg + cemiplimab (Libtayo®) in third-line treatment for NSCLC patients who failed treatment with immune checkpoint inhibitors in prior lines of therapy, with or without chemotherapy.
•
On March 14, 2024, we issued and sold 2,496,318 shares of our Common Stock and warrants to purchase 2,496,318 shares of our Common Stock in a private placement to certain accredited investors and certain of our directors pursuant to securities purchase agreements dated March 11, 2024 at a price per share of $1.17 for which we received gross proceeds of approximately $2.92 million. The warrants issued in the private placement have an exercise price of $1.30, are exercisable six months after issuance and expire 5-years after the initial exercise date. The securities sold to our directors participating in the March 14, 2024 private placement were issued pursuant to the MAIA Biotechnology, Inc. 2021 Equity Incentive Plan (the “MAIA 2021 Plan”).
•
On March 28, 2024, we issued and sold 578,643 shares of our Common Stock and warrants to purchase 578,643 shares of our Common Stock in a private placement to certain accredited investors pursuant to securities purchase agreements dated March 25, 2024 at a price per share of $2.295 for which we received gross proceeds of approximately $1.33 million. The warrants issued in the private placement have an exercise price of $2.55, are exercisable six months after issuance and expire 5-years after the initial exercise date.
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
•
On April 25, 2024, we issued and sold 494,096 shares of our Common Stock and warrants to purchase 494,096 shares of our Common Stock in a private placement to certain accredited investors and Company directors pursuant to securities purchase agreements dated April 22, 2024 at a price per share of $2.034, for which we received gross proceeds of approximately $1.0 million. The warrants issued in the private placement have an exercise price of $2.26, are exercisable six months after issuance and expire 5-years after the initial exercise date. The securities sold to our directors participating in the April 25, 2024 private placement were issued pursuant to the MAIA 2021 Plan.
•
On June 4, 2024, we announced new preliminary efficacy data from the Phase 2 THIO-101 clinical trial. The updated included that as of April 30, 2024: (i) all evaluable patients had completed ≥1 post-baseline assessment; (ii) third-line treatment across all doses had shown DCR of 85% for THIO, 65% of patients crossed the 5.8-month OS threshold identified in literature, 85% of patients crossed the 2.5-month PFS threshold, median survival follow-up time was 9.1 months; and (iii) third-line treatment with THIO 180mg had shown median PFS of 5.5 months, 78% OS rate at 6 months, 38% ORR, 75% of patients crossed the 5.8-month OS threshold, 88% of patients crossed the 2.5-month PFS threshold and median survival follow-up time observed was 9.1 months.
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
•
On June 7, 2024, we announced the validation of clinical and regulatory pathways for viable therapies leveraging the cell’s telomeric functions as evidenced by the FDA approval of imetelstat, a treatment for low- to intermediate-risk hematologic malignancies (myelodysplastic syndromes) from Geron Corporation, illuminating the role of telomere targeting as a viable therapeutic strategy for cancer treatment.

•
On July 23, 2024, we announced treatment updates from our Phase 2 clinical trial of THIO. As of June 12, the latest clinical cut-off date: (i) 6 patients remain on treatment following at least 12 months of therapy; (ii) treatment with THIO followed by cemiplimab has been well tolerated throughout the trial, with lower toxicity compared to standard-of-care treatments; and (iii) the longest-treated patients have completed 21 cycles of THIO sequenced with cemiplimab.
•
On September 10, 2024, we announced updates from our lead clinical candidate THIO, in our Phase 2 clinical trial, THIO-101. The updates included: (i) As of August 1, 2024, 16 patients had survival follow-up surpassing 12 months, including 9 in third line treatment (3L); (ii) Interim median survival follow-up in 3L was 10.6 months.; and (iii) THIO's substantial survival benefit in third line surpasses comparable standard-of-care overall survival of 5.8 months.
•
On October 15, 2024, we announced that an abstract related to the Company’s second generation of proprietary telomere-targeting THIO prodrugs was accepted for poster presentation at the 36th EORTC-NCI-AACR Symposium on Molecular Targets and Cancer Therapeutics, taking place October 23-25, 2024, in Barcelona, Spain. MAIA’s presentation included results of preclinical studies for its new THIO-based prodrugs, designated as MAIA-2021-20 and MAIA-2022-12, which are lipid-conjugated compounds derived from THIO. The preclinical studies were designed to evaluate the efficacy of the new molecules alone and in combination with or without immune checkpoint-blocking antibodies (anti-PD-L1).
•
On November 1, 2024, we issued and sold 1,079,784 shares of our common stock and warrants to purchase 1,079,784 shares of our common stock in a private placement to certain accredited investors and Company directors pursuant to securities purchase agreements dated October 28, 2024 at a price per share of $2.259 for which we received gross proceeds of approximately $2.44 million. The warrants issued in the private placement have an exercise price of $2.51, are exercisable six months after issuance and expire 5-years after the initial exercise date. The securities sold to our directors participating in the private placement were issued pursuant to our 2021 Equity Incentive Plan.
•
On November 5, 2024, we announced that a late-breaking abstract (LBA) detailing new updates from its Phase 2 THIO-101 clinical trial was selected for oral and poster presentation at the 2024 Annual Meeting of the Society for Immunotherapy of Cancer (SITC), being held November 6-10, 2024, in Houston, Texas. The updates include new data on efficacy and safety from its clinical trial evaluating THIO sequenced with Regeneron’s immune checkpoint inhibitor cemiplimab (Libtayo®) in patients with advanced NSCLC who have failed two or more standard-of-care therapy regimens.
•
In addition to NSCLC, we plan to conduct clinical trials evaluating THIO in sequential combination with an immune checkpoint inhibitor in several other cancer indications. THIO-102 is a Phase 2 clinical trial planned to target: (i) colorectal cancer, in which THIO demonstrated 100% complete response in pre-clinical setting, with no tumor recurrence after long-term follow-up; (ii) HCC (90% of primary liver cancers), a deadly cancer indication to which MAIA holds an ODD awarded by the FDA in April 2022; (iii) SCLC, the deadliest type of lung cancer, MAIA was also awarded ODD for this indication in August 2022; and (iv) solid tumors, such as breast, prostate, gastric, pancreatic and ovarian cancers. THIO-103 is a Phase 2 clinical trial planned to evaluate treatment with THIO in first-line patients for both NSCLC and SCLC.

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

Results of Operations for the Three and Nine Months Ended September 30, 2024 and 2023

Comparison of Three Months Ended September 30, 2024 and 2023

	Three Months Ended September 30,
			Change
	2024	2023	Dollars	Percentage
Operating expenses:
Research and development expenses	$2,667,170	$2,599,578	$67,592	3%
General and administrative expenses	1,521,298	2,356,065	(834,767)	(35)%
Total operating costs and expenses	4,188,468	4,955,643	(767,175)	(15)%
Loss from operations	(4,188,468)	(4,955,643)	767,175	(15)%
Other (expense) income:
Interest expense	(85)	(1)	(84)	8400%
Interest income	106,082	3260	102,822	3154%
Australian research and development incentives	15,198	58,448	(43,250)	(74)%
Change in fair value of warrant liability	1,331,286	18,193	1,313,093	7218%
Loss on fair value of warrants over proceeds	—	—	—	100%
Other income, net	1,452,481	79,900	1,372,581	1718%
Net loss	(2,735,987)	(4,875,743)	2,139,756	(44)%
Net loss attributable to MAIA Biotechnology, Inc. shareholders	$(2,735,987)	$(4,875,743)	$2,139,756	(44)%

Operating Costs and Expenses

Research and development expenses

Research and development expenses increased by approximately $67,000 (or approximately 3%), from approximately $2,600,000 for the three months ended September 30, 2023 to approximately $2,667,000 for the three months ended September 30, 2024. The increase was primarily related to an increase in scientific research and clinical research of approximately $293,000, offset by a decrease in payroll expense of approximately $171,000 and a decrease in stock-based compensation costs of approximately $55,000.

General and administrative expenses

General and administrative expenses decreased by approximately $835,000 (or approximately 35%) from approximately $2,356,000 for the three months ended September 30, 2023, to approximately $1,521,000 for the three months ended September 30, 2024. The decrease was primarily related to a decrease in professional fees of approximately $507,000, a decrease in other expenses of approximately $258,000, a decrease in stock-based compensation of approximately $60,000, and a decrease of approximately $10,000 payroll expense.

Other income, net

Other income, net increased by approximately $1,373,000 (or approximately 1718%) from other income of approximately $80,000 for the three months ended September 30, 2023, to other income of approximately $1,452,000 for the three months ended September 30, 2024. The increase was primarily related to the change in the fair value of the warrant liability of approximately $1,313,000, a net increase in interest income of approximately $103,000, and a reduction in the Australian research and development incentives of approximately $43,000.

Comparison of the Nine Months Ended September 30, 2024 and 2023

	Nine Months Ended September 30,
			Change
	2024	2023	Dollars	Percentage
Operating expenses:
Research and development expenses	$7,040,145	$7,394,884	$(354,739)	(5)%
General and administrative expenses	4,912,461	6,409,655	(1,497,194)	(23)%
Total operating costs and expenses	11,952,606	13,804,539	(1,851,933)	(13)%
Loss from operations	(11,952,606)	(13,804,539)	1,851,933	(13)%
Other (expense) income:
Interest expense	(85)	(6,863)	6,778	(99)%
Interest income	238,583	3,768	234,815	6232%
Australian research and development incentives	51,847	149,457	(97,610)	(65)%
Change in fair value of warrant liability	(8,007,505)	141,934	(8,149,439)	(5742)%
Loss on fair value of warrants over proceeds	(12,952)	—	(12,952)	100%
Other (expense) income, net	(7,730,112)	288,296	(8,018,408)	(2781)%
Net loss	(19,682,718)	(13,516,243)	(6,166,475)	46%
Net loss attributable to MAIA Biotechnology, Inc. shareholders	$(19,682,718)	$(13,516,243)	$(6,166,475)	46%

Operating Costs and Expenses

Research and development expenses

Research and development expenses decreased by approximately $355,000 (or approximately 5%) from approximately $7,395,000 for the nine months ended September 30, 2023, to approximately $7,040,000 for the nine months ended September 30, 2024. The decrease was primarily related to a decrease in payroll expense of approximately $1,120,000 related to the decreased headcount of research and development employees and the reversal of the accrued bonus, decrease in stock-based compensation costs of approximately $345,000, and a decrease in other expenses of approximately $37,000, offset by an increase in scientific research and clinical research of approximately $1,147,000.

General and administrative expenses

General and administrative expenses decreased by approximately $1,497,000 (or approximately 23%) from approximately $6,409,000 for the nine months ended September 30, 2023, to approximately $4,912,000 for the nine months ended September 30, 2024. The decrease was primarily related to a decrease in payroll expense of approximately $535,000 relating to the reversal of the accrued bonus, a decrease in professional fees of approximately $418,000, a decrease in other expenses of approximately $381,000 related to lower insurance expenses, and a decrease in stock-based compensation of approximately $163,000.

Other expense, net

Other expense, net increased by approximately $8,018,000 (or approximately 2781%) from other income, net of approximately $288,000 for the nine months ended September 30, 2023, to other expense, net of approximately $7,730,000 for the nine months ended September 30, 2024. The increase was primarily related to the change in the fair value of the warrant liability of approximately $8,149,000, a loss on fair value of warrants over proceeds of approximately $13,000, a reduction in the Australia research and development incentives of approximately $98,000 and a net increase of interest income of approximately $242,000.

Liquidity and Capital Resources

Our Ability to Continue as a Going Concern

As of September 30, 2024, our cash totaled approximately $8,691,000 which represented an increase of approximately $1,540,000 compared to December 31, 2023. As of September 30, 2024, we had working capital of approximately $5,631,000 which represents an increase of approximately $3,004,000 compared to December 31, 2023. We have generated no revenues as of September 30, 2024. Our current operating plan indicates that we will continue to incur losses from operations and generate negative cash flows from operating activities given ongoing expenditures related to the completion of its ongoing clinical trials and our lack of revenue generating activities. Based on our cash reserves as of September 30, 2024 of $8,691,000 and current financial condition as of the date of this Quarterly Report, the accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Between February 14, 2024 and March 31, 2024, we sold 507,754 shares of Common Stock at an average price of approximately $1.47 per share, resulting in aggregate gross proceeds of approximately $745,251 under the ATM Agreement dated February 14, 2024, for which we paid Wainwright approximately $22,357 in commissions resulting in net proceeds to us of approximately $722,894. Between April 1, 2024 and June 30, 2024, we sold 2,015,122 shares of our Common Stock at an average price of $3.53 per share, resulting in aggregate gross proceeds of approximately $7,116,978 under the ATM Agreement dated February 14, 2024 with Wainwright, for which we paid Wainwright $213,509 in commissions, resulting in net proceeds of approximately $6,903,469. Between July 1, 2024 and September 30, 2024, we sold 177,606 shares of Common Stock at an average price of approximately $3.72 per share, resulting in aggregate gross proceeds of approximately $660,437 under the ATM Agreement dated May 15, 2024, for which we paid Wainwright approximately $19,813 in commissions, resulting in net proceeds to us of approximately $640,624.

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

Cash Flows

Cash Flows for the Nine Months ended September 30, 2024 and 2023

	Nine Months Ended September 30,

	2024	2023
Net cash flows used in operating activities	$(11,796,286)	$(9,078,570)
Net cash flows provided by financing activities	13,331,146	4,245,463
Effect of foreign currency exchange rate changes on cash	5,229	(13,233)
Net increase in cash and cash equivalents	$1,540,089	$(4,846,340)

Operating Activities

For the nine months ended September 30, 2024, net cash used in operating activities was approximately $11,796,000, which consisted of a consolidated net loss of approximately $19,683,000 offset by non-cash charges of approximately $1,219,000 in stock-based compensation, approximately $112,000 of non-cash expense to issue stock to consultants, the remeasurement of the warrant liability of approximately $8,008,000, and the loss on fair value of warrants over proceeds of approximately $13,000. Total changes in operating assets and liabilities of approximately $1,465,000 were driven by an approximate $1,330,000 net decrease in accounts payable and accrued expenses, an approximate $93,000 increase in the Australia research and development incentives receivable, and an approximate $227,000 decrease in prepaid expense and other assets.

For the nine months ended September 30, 2023, net cash used in operating activities was approximately $9,079,000, which consisted of a net loss of approximately $13,516,000 offset by non-cash charges of approximately $1,727,000 in stock-based compensation, approximately $683,000 of non-cash expense to issue stock to consultants, and the remeasurement of the warrant liability of approximately $142,000. Total changes in operating assets and liabilities of approximately $2,169,000 were driven by an approximate $1,861,000 increase in accounts payable and accrued liabilities, an approximate increase of $134,000 in prepaid expenses and other assets and an approximate increase of $134,000 in Australia research and development incentives receivables.

For the nine months ended September 30, 2024 the effect of foreign currency exchange rate changes on cash increased the cash balance as of September 30, 2024 by approximately $5,000 versus a decrease of approximately $13,000 for the nine months ended September 30, 2023.

Investing Activities

For the nine months ended September 30, 2024 and 2023, we did not have any cash provided by or used in investing activities.

Financing Activities

Net cash provided by financing activities was approximately $13,331,000 and $4,245,000 for the nine months ended September 30, 2024 and 2023, respectively. Total net cash provided by financing activities for the nine months ended September 30, 2024 consisted primarily of approximately $5,254,000 gross proceeds from private placement offerings, proceeds from the at-the-market offering of approximately $8,523,000, proceeds from the exercise of stock options of $216,000, and were offset by approximately $661,000 of offering costs.

Net cash provided by financing activities for the nine months ended September 30, 2023 consisted primarily of approximately $5,750,000 of gross proceeds from the sales of Common Stock in a follow-on offering, offset by approximately $1,352,000 of offering costs and approximately $154,000 of deferred offering costs.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision of and with the participation of our management, including our Chief Executive Officer, who is our principal executive officer, and our Head of Finance, who is our principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2024, the end of the period covered by this Quarterly Report. The term “disclosure controls and procedures,” as set forth in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms promulgated by the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a control system, misstatements due to error or fraud may occur and not be detected. Based on the evaluation of our disclosure controls and procedures as of September 30, 2024, our Chief Executive Officer and Head of Finance concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Item 1A. Risk Factors.

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the Securities and Exchange Commission on March 21, 2024. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, except as set forth below, there are no additional risk factors added to the risk factors disclosed in our Annual Report on Form 10-K.

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

While our stockholders’ equity was approximately $1.62 million as of September 30, 2024, and while we have had losses from continuing operations and/or net losses in each of our fiscal years ended December 31, 2021, 2022 and 2023, we are nevertheless currently in compliance with the NYSE American continued listing standards as we satisfy alternate compliance standards provided in Section 1003(a) of the NYSE American Company Guide since: (i) the total value of our market capitalization is at least $50,000,000; and (ii) we have at least 1,100,000 shares publicly held, a market value of publicly held shares of at least $15,000,000 and 400 round lot shareholders. There is no assurance that we will be able to maintain compliance with the NYSE American continued listing standards and/or continue our listing on the NYSE American in the future.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent sales of unregistered securities

On September 20, 2024, the Company entered into a Services Agreement with IRTH Communications LLC (“IRTH”) pursuant to which IRTH will provide investor relations, communications and consulting services. In consideration of IRTH's undertaking of the services agreement and provision of services thereunder, the Company agreed to issue IRTH shares of its Common Stock having a value of $100,000 with the number of shares (the “Shares”) determined by dividing $100,000 by the Company's closing price on the date of execution of the agreement, or 34,602 shares based on the $2.89 closing price for the Company's common stock on September 20, 2024. The Shares are to be issued based on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”).

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

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

10b5-1 Trading Plans

During the fiscal quarter ended September 30, 2024, no Section 16 director or officer adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” (as defined in Item 408 of Regulation S-K of the Exchange Act).

There were no “non-Rule 10b5-1 trading arrangements” (as defined in Item 408 of Regulation S-K of the Exchange Act) adopted, modified or terminated during the fiscal quarter ended September 30, 2024 by our directors and Section 16 officers.

Item 6. Exhibits.

3.1

Amended and Restated Certificate of Incorporation of MAIA Biotechnology, Inc., filed as Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 1, 2022 and incorporated herein by reference.

3.2

Amended and Restated Bylaws of MAIA Biotechnology, Inc., filed as Exhibit 3.2 to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 1, 2022 and incorporated herein by reference.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS***	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH***	Inline XBRL Taxonomy Extension Schema Document
101.CAL***	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF***	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB***	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE***	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104***	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

*** Furnished herewith. Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act or Section 18 of the Exchange Act and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAIA Biotechnology Inc.

Date: November 12, 2024	By:	/s/ Vlad Vitoc
Vlad Vitoc
Chief Executive Officer
(Principal Executive Officer)

Date: November 12, 2024	By:	/s/ Jeffrey C. Himmelreich
Jeffrey C. Himmelreich
Head of Finance
(Principal Financial Officer)