Form 10-K
period 2024-12-31
MAIA Biotechnology, Inc.
filed 2025-03-21
CIK 1878313

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

The aggregate market value of the voting stock and non-voting common equity held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter ended June 30, 2024 was $67,463,300 based upon the closing price of the registrant’s common stock of $3.42 on the NYSE American as of that date.

The number of shares of Registrant’s Common Stock outstanding as of March 21, 2025 was 29,587,314.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the annual stockholder meeting to be held in 2025 are incorporated by reference into Part III of this Annual Report on Form 10-K as noted herein. The registrant intends to file its proxy statement within 120 days after its fiscal year end.

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

PART I

Item 1. Business.

Our Company

We are a clinical-stage biopharmaceutical company developing targeted immunotherapies for cancer. THIO (6-thio-dG or 6-thio-2 ‘-deoxyguanosine), our lead asset, is an investigational dual mechanism of action drug candidate incorporating telomere targeting and immunogenicity. In July 2022, the first patient was administered with THIO in our Phase 2 human trial (THIO-101) in Australia. In December 2022, regulatory authorities in three European countries, Hungary, Poland, and Bulgaria, approved the implementation of THIO-101, Phase 2 clinical trial evaluating THIO in patients with Non-Small Cell Lung Cancer (NSCLC). Patients with advanced NSCLC will be treated first with THIO followed a few days later by the immune checkpoint inhibitor Libtayo® (cemiplimab), manufactured and commercialized by Regeneron. Cemiplimab is a fully human monoclonal antibody targeting the immune checkpoint receptor PD-1 on T-cells. Cemiplimab has been approved in the United States and the rest of the world for multiple cancer indications, including NSCLC. In February 2021, we signed a clinical supply agreement with Regeneron to receive cemiplimab at no cost, which represents a significant cost-savings for the study. In return, we have granted Regeneron exclusive development rights in combination with PD-1 inhibitors for NSCLC for the study period. Based on the clinical data generated by our THIO-101 trial, we plan to seek filing for an accelerated approval of THIO in the United States for the treatment of patients with advanced NSCLC in 2026, but even if granted, accelerated approval status does not guarantee an accelerated review or marketing approval by the Food and Drug Administration (FDA). We plan to initiate a Phase 3 pivotal trial in 2025, named THIO-104, to evaluate the efficacy of THIO administered in sequence with a checkpoint inhibitor (CPI) in third-line non-small cell lung cancer (NSCLC) patients who are resistant to checkpoint inhibitors and chemotherapy. The multicenter, open-label, pivotal Phase 3 trial is designed to provide a direct comparison to chemotherapy in a 1:1 randomization of up to 300 patients. In addition, the originally planned Phase 2 clinical trial in multiple tumor indications (THIO-102) is now divided into different trials for one tumor indication each: hepatocellular carcinoma (HCC), colorectal cancer (CRC) and small cell lung cancer (SCLC). Phase 2 clinical trials in HCC, CRC and SCLC are planned to be initiated in 2026, evaluating treatment with THIO administered in sequence with BeiGene's immune checkpoint inhibitor, tislelizumab. Clinical trials with other solid tumors (ST), such as breast, prostate, gastric, pancreatic and ovarian, may still be considered for potential future trials.

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

Based on the clinical data we aim to generate in the THIO-101 study and assuming THIO achieves its intended clinical effect with a manageable safety profile at one of the doses tested in the study, we expect to seek early FDA guidance on the possibility of utilizing one or more of FDA’s expedited programs for serious conditions, such as fast track designation, breakthrough therapy designation, priority review and/or accelerated approval designation. Accelerated approval status does not guarantee an accelerated review or marketing approval by the FDA. The THIO-101 study protocol was amended in December 2024 to increase the number of patients enrolled in an expansion arm to further evaluate efficacy of the treatment in third-line NSCLC patients resistant to checkpoint inhibitor and chemotherapy. The study may undergo modification of the statistical analysis, a change in the trial design, and/or primary endpoints.

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

On March 27, 2024, we evaluated additional clinical data from its Phase 2 clinical trial, THIO-101. At such time, a total of 68 patients have been dosed and had a post-baseline scan in MAIA’s Phase 2 clinical trial, THIO-101, evaluating THIO in sequential combination with an immune checkpoint inhibitor in patients with advanced NSCLC. Preliminary efficacy across all lines of therapy in this March 2024 data cut were consistent with previous reports including: (i) 75% of patients receiving THIO 180mg as third-line therapy for NSCLC have surpassed the overall survival (“OS”) threshold of 5.8 months; (ii) 88% of patients in the same setting (3L, 180mg) also crossed the 2.5 months progression free survival (“PFS”) threshold and have shown ORR of 38%, greatly improving on current chemo treatment that have ORRs of around 6-10%; and (iii) across all third-line patients, DCR of 85% remained superior to current chemotherapy options, which ranges from 25-35% DCR.

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

On June 6, 2024, we announced MAIA highlights and key achievements year-to-date, including: (i) exceptional measures of efficacy by lead drug THIO in Phase 2 clinical trial, with 38% ORR in third-line (3L) setting (THIO 180mg) compared to ~6% for currently available treatments in a similar population and 5.5 months median progression-free survival (PFS) (3L, THIO 180mg); and (ii) secured continued insider investment through independent board members’ participation in private placement equity financings, with funding of more than $12M year-to-date.

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

On December 3, 2024, we announced the amendment of the 2021 clinical supply agreement with Regeneron for the expansion portion of THIO-101, its Phase 2 clinical trial evaluating THIO in sequential administration with cemiplimab (Libtayo®). The new expansion will further assess the efficacy of MAIA’s lead asset, THIO, sequenced with immune checkpoint inhibitor (CPI) Libtayo® (cemiplimab) for advanced non-small cell lung cancer (NSCLC) patients receiving third-line therapy who were resistant to previous checkpoint inhibitor treatments and chemotherapy. The original 2021 agreement between MAIA and Regeneron was designed to supply the original THIO-101 trial through the dose selection and safety evaluation process.

On December 16, 2024, we announced that the FDA has designated THIO for the treatment of pediatric-type diffuse high-grade gliomas (PDHGG) as a drug for a “rare pediatric disease” (RPDD). Upon FDA approval of a future new drug application in PDHGG, MAIA would be eligible to receive a priority review voucher that can be redeemed by drug developers for FDA priority review of a different product or transferred or sold to another sponsor.

On January 7, 2025, we announced that we had entered into a clinical supply agreement with global oncology company BeiGene to assess the efficacy of THIO, its small molecule telomere-targeting anticancer agent, in combination with BeiGene’s immune checkpoint inhibitor (CPI) tislelizumab in three cancer indications. The single arm pivotal Phase 2 trials will study the drug combination in hepatocellular carcinoma (HCC), small cell lung cancer (SCLC) and colorectal cancer (CRC). Under the terms of the collaboration, MAIA will sponsor and fund the planned clinical trials and BeiGene will provide tislelizumab. MAIA maintains global development and commercial rights to THIO and is free to develop the programs in combination with other agents and in other indications.

On February 4, 2025, we announced positive updated data from THIO-101 Phase 2 clinical trial evaluating its lead clinical candidate, THIO, sequenced with Regeneron’s immune checkpoint inhibitor (CPI) cemiplimab (Libtayo®) in patients with advanced non-small cell lung cancer (NSCLC) who failed two or more standard-of-care therapy regimens. As of January 15, 2025, third line (3L) data updates showed that: (i) median overall survival (OS) of 16.9 months for the 22 NSCLC patients who received at least one dose of THIO (the intent-to-treat population) in parts A and B of the trial. (ii) The analysis demonstrated a 95% confidence interval (CI) lower bound of 12.5 months and a 99% CI lower bound of 10.8 months. (iii) The treatment has been generally well-tolerated to date in this heavily pre-treated population.

On February 26, 2025, we announced the trial design for the expansion of its THIO-101 pivotal Phase 2 trial in non-small cell lung cancer (NSCLC). The expansion of the study will assess overall response rates (ORR) in advanced NSCLC patients receiving third line (3L) therapy who were resistant to previous checkpoint inhibitor treatments (CPI) and chemotherapy. The THIO-101 study in 3L will enroll up to 48 patients with two arms: Arm 1, continuing the evaluation of THIO sequenced with Libtayo® (cemiplimab); and Arm 2, evaluating THIO as a monotherapy, to further gain experience of THIO in the contribution of components. Treatment cycles for patients in both arms will administer THIO on 3 consecutive days, followed by immune activation on day 4. Arm 1 will administer Libtayo on day 5. The Company plans to enroll an additional 100 patients for the registration phase of the trial. MAIA expects to conduct the trials in the U.S. and select countries in Europe and Asia.

On February 27, 2025, we announced plans to initiate a Phase 3 pivotal trial in 2025, named THIO-104, to evaluate the efficacy of THIO administered in sequence with a checkpoint inhibitor (CPI) in third-line non-small cell lung cancer (NSCLC) patients who are resistant to checkpoint inhibitors and chemotherapy. The multicenter, open-label, pivotal Phase 3 trial is designed to provide a direct comparison to chemotherapy in a 1:1 randomization of up to 300 patients.

On March 18, 2025, we announced that the United States Adopted Names (USAN) Council had approved “ateganosine” as the nonproprietary (generic) name for its lead molecule THIO, a telomere-targeting anticancer agent in clinical development as a first-in-class treatment for advanced non-small cell lung cancer (NSCLC). The company chose a name inspired by the mechanism of action of THIO: altering telomeric guanosine of the cancer cells. The generic name ateganosine is a unique and consistent identity that aims to support clear communication between healthcare providers, patients and researchers. MAIA will retain the name THIO in its clinical trial designations (THIO-101, THIO-102, THIO-103, THIO-104).

On March 20, 2025, we announced the publication of preclinical data for its lead proprietary telomere-targeting THIO dimer in the peer-reviewed scientific journal Naunyn-Schmiedeberg's Archives of Pharmacology. In a preclinical study, THIO and its new described dimer form were found to be potent inhibitors of Glutathione S-transferase Pi (GSTP1), a key enzyme implicated in cancer progression and chemoresistance and a highly important factor for the detoxification of cancer cells. The findings suggest that the dimerized form of THIO could enhance chemotherapeutic efficacy by effectively targeting GSTP1 and reducing drug resistance. The article, titled “Investigation of the inhibitory effects of the telomere-targeted compounds on glutathione S-transferase P1,” was published on February 15, 2025.

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

Our Strategy

Our goal is to be the leader in the discovery, development and commercialization of cancer telomere targeting agents and other similar small molecules. Our initial focus is to efficiently advance our Phase 2 clinical program with THIO in sequential combination with cemiplimab for the treatment of NSCLC. Ultimately, our goal would be to position THIO as a patient anticancer immunity priming treatment for all immune-activating agents used in the treatment of cancer. To date THIO-101 is the only clinical trial testing THIO in combination with a check-point inhibitor. The key elements of our strategy are to:

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

Sources: A Survey of Telomerase Activity in Human Cancer – JW Shay, S Bacchetti – European Journal of Cancer, 33,5,787-791, 1997. Telomerase Active in Human Liver Tissues; H Tahara, et al; Cancer Research 55, 2734-2736 1995; Highly /aggressive Metastatic Melanoma Cell Unable to Maintain Telomere Length; N Viceconte et al; Cell Reports 2017; Clinical Relevance of Telomerase Status and Telomerase Activity in Colorectal Cancer; T Femandez et al; PLOS one 2016; and Telomeres, Telomerase, and Cancer: Mechanisms, Biomarkers, and Therapeutics; Shou et al; Experimental Hematology & Oncology 14:8 2025.

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

Tumor Type	Incidence 2022 (M)	5-Year Prevalence 2022 (M)	Mortality 2022 (M)	Annual Sales 2024 ($B)	Annual Sales 2028 ($B) (projected)
Non-Small Cell Lung Cancer	2.1	2.7	1.5	28.3	43.3
Breast	2.3	8.1	0.7	12.6	15.0
Prostate	1.5	5.0	0.4	11.9	12.8
Colorectal	1.9	5.7	0.9	16.6	19.4
Liver	0.9	1.1	0.8	2.6	5.0
Small Cell Lung Cancer	0.4	0.5	0.3	1.6	2.3

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

Current Landscape of Checkpoint Inhibitor Franchises

Drug	Company	2022 Sales ($B)	Indications (tumor types)	NSCLC	SCLC	CRC	HCC
				Year of FDA Approval
KEYTRUDA (pembrolizumab)	Merck	29.4	19	2015	2019	2017	2018
OPDIVO (nivolumab)	BMS / Ono	10.2	11	2015	2018	2017	2017
TECENTRIQ (atezolizumab)	Genentech / Roche	4.1	6	2016	2019		2020
IMFINZI (durvalumab)	AstraZeneca	4.7	5	2018	2020		2022
LIBTAYO (cemiplimab)	Regeneron	1.2	3	2021
TEVIMBRA (tislelizumab)	BeiGene	0.4	4	2024
TYVYT (sintilimab)	Eli Lilly / Innovent	0.6	3
BAVENCIO (avelumab)	Pfizer / Merck AG	0.6	3
JEMPERLI (dostarlimab)	GSK	0.6	2
TOTAL		51.8

Source: BioMed Tracker 2025

Intellectual Property

Our global patent and patent-pending estate covers several areas. Telomerase mediated telomere altering compounds and treatment of therapy-resistant cancers are part of our portfolio. Further, THIO’s immunogenic treatment strategy, which focuses on sequential combination with checkpoint inhibitors has been filed worldwide. We maintain nine (9) issued patents and have twenty-two (22) pending patent applications.

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

Title / PCT Application Number

Telomerase Mediated Telomere Altering Compounds / PCT/US2014/33330 (WO2014/168947), issued in the US (patent no. 10,463,685), CA, MX, NZ and RU (all method of use) pending in BR, EPO (received an Intent to Grant), HK, and SG.

6-Thio-2'-Deoxyguanosine (6-Thio-dG) Results in Telomerase Dependent Telomere Dysfunction and Cell Death in Various Models of Therapy-Resistant Cancer Cells /
PCT/US2017/34706 (WO2017/205756), pending in the US (method of use), CA, and EPO.

Use of 6-thio-dG to Treat Therapy-Resistant Telomerase positive Pediatric Brain Tumors / PCT/US2019/023596 (WO2019/183482), pending in the US (method of use)

Treatment of Drug Resistant Proliferative Diseases with Telomerase Mediated Telomere Altering Compounds / PCT/US2017/023858 (WO/2017/165675), issued in the US (patent no. 12,070,472) and one application pending in the US (18,781,413).

and (2) a non-exclusive worldwide license to develop and commercialize related technology rights. The UTSW1 Agreement includes an exclusive license to US patent no. 10,463,685 (expires April 8, 2034), and US patent no. 12,070,472 (having an anticipated expiration of March 23, 2037), and 18/511,417 (having an earliest expiration of March 22, 2039, if a patent is granted). All patents are method of use.

On December 23, 2020, we entered into a second agreement with UTSW, which granted the Company option rights in the UTSW1 Agreement and obtaining additional license rights. This second license with UTSW, which we refer to as the UTSW2 Agreement, we obtained (1) an exclusive, worldwide license to develop and commercialize the following UTSW patent family:

Title / PCT Application Number

Sequential Treatment of Cancers Using 6-Thio-dG and Checkpoint Inhibitors / PCT/US2021/022090, issued in the US, RU, EP (validated in AL, AT, BE, BG, CH, CY, CZ, DE, DK, EE, ES, FI, FR, GB, GR, HU, IE, IS, IT, LI, LT, LU, MC, MK, MT, NL, NO, PL, PT, RO, RS, SE, SI, SK, SM, TR) (method of use), pending in AU, BR, CA, CN, IL, JP, KR, MX, SG, and US.

and (2) a non-exclusive worldwide license to develop and commercialize related technology rights. The UTSW2 Agreement includes an exclusive license to issued US patent no. 12,097,213 (having an earliest expiration of March 12, 2041, not including any potential patent term adjustment). This patent is generally directed to methods of using THIO in combination with immune checkpoint inhibitors.

On July 13, 2022, MAIA Biotechnology filed PCT/US23/70177, US 18/352,220, and TW 112126229, Dinucleotides and their use in treating cancer, for Dinucleotide compounds that target telomers in cancer cells and method for using the dinucleotide compounds in treating cancers alone and in combination with other anticancer-agents and therapies, such as in combination with checkpoint inhibitors and radiation therapy. Pending in AU, BR, CA, CH, EPO, KR, MX, JP, US, and TW.

On May 30, 2023, MAIA Biotechnology filed PCT/US2024/031754, Tumor Redox-Activated 6-Thiopurine containing dimer compounds, for 6-thiopurine containing compounds that target telomers in cancer cells and methods for using the compounds in treating cancers alone and in combination with other anticancer agents and therapies. Pending in PCT.

On October 22, 2024, MAIA Biotechnology and Regeneron filed PCT/US2024/052463, Treatment of Non-Small Cell Lung Cancer with 6-THIO-dG and Cemiplimab, that discloses the use of treating Non-Small Cell Lung Cancer with 6-THIO-dG selected from three different doses followed by cemiplimab. Pending in PCT.

On October 29, 2024, MAIA Biotechnology filed PCT/US2024/053473, Telomere-Targeting Phosphatidyl-THIO Conjugates, for Telomere-targeting phosphatidyl-THIO conjugates that target telomers in cancer cells and methods for using the telomere-targeting phosphatidyl-THIO conjugates compounds to treat cancers. Pending in PCT.

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

Key Team highlights:

•
Our team is led by our Co-founder, Chief Executive Officer and President Vlad Vitoc. He is an M.D. and M.B.A. with over 25 years of experience in the Pharmaceuticals and Biotechnology industries. He has served on leadership teams in various oncology companies and business units and has a track record of success at Bayer Pharmaceuticals, Astellas Pharma Inc., Cephalon Inc. and Incyte Corporation, including development and commercialization of major oncology brands, organizational capability building, talent recruiting and development, and functional leadership.
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
•
Former Director of two major cancer centers, The Royal Children’s Hospital Melbourne and Andrew Love Cancer Centre – Barwon Health
•
On our SAB, will assist in translational research in Brain Cancers for clinical development

4.
Gunnur Dikmen, M.D., Ph.D. – Professor at Hacettepe University Medical Faculty, Department of Medical Biochemistry, as well as the director of the Hacettepe University hospital’s emergency laboratory

•
Broad range of experimental and clinical experience in molecular & cell biology and clinical biochemistry, translating research results from bench to bedside and from academia to clinical laboratory to mentor the next generation of multidisciplinary research projects by providing new therapeutic approaches for cancer and telomere related diseases
•
Expert in the biology of telomeres and telomerase in the treatment of cancer
•
Under her capacity as Secretary-General of the Turkish Biochemical Society, organized various important national and international courses and congresses
•
On our SAB, will assist in preclinical and translational research, across tumor types

5.
Adam Yopp, M.D. – Associate Professor and Division Chief of Surgical Oncology and Colorectal Surgery, at Harold C. Simmons NCI-designated Comprehensive Cancer Center at UT Southwestern Medical Center in Dallas

•
Completed a fellowship in surgical oncology at Memorial Sloan-Kettering Cancer Center focusing on upper GI and hepatopancreatobiliary malignancy and joined UT Southwestern in 2009
•
Director of the Liver Tumor Program at UTSW and both his research and clinical interests are focused on the delivery of care in patients with primary liver cancer
•
Much-recognized key opinion leader in liver cancer
•
On our SAB, will assist with developing THIO for the treatment of liver cancer
6.
Remus Vezan, M.D., Ph.D. – Vice President, Global Clinical Development at BeiGene
•
Completed his medical training (M.D. and Ph.D.) at the University of Medicine and Pharmacy Cluj, Romania and University of Bern, Switzerland
•
Seasoned leader in drug development of novel therapeutic modalities, including cell and gene therapies, with over 20 years of academic and biopharmaceutical industry experience, and had a seminal contribution to the development and approval of multiple products, including TECARTUS®, YESCARTA® or IMBRUVICA®
•
On our SAB, will assist in development and strategy for approval of THIO in multiple tumor types
7.
Saadettin Kiliçkap, M.D., M.Sc – Faculty member at İstinye University Faculty of Medicine, Department of Internal Medicine, Türkiye
•
Graduated from Gazi University Faculty of Medicine, completed his Internal Medicine specialty training at Hacettepe University Faculty of Medicine. Completed the education programme of Medical Oncology at Hacettepe University Oncology Institute and the Cancer Epidemiology Thesis Master's Program at Hacettepe University Oncology Institute Preventive Oncology Department, granting him the title of “Master of Science”
•
Received more than 20 oral presentations or best work awards at national congresses, has more than 240 scientific articles published in international peer-reviewed journals and more than 50 papers presented at international congresses. He took part as principle or sub-investigator in more than 50 national and international multicenter phase 2 and phase 3 clinical studies
•
On our SAB, will assist in development and strategy for approval of THIO in multiple solid tumor types, including lung cancer, breast cancer, melanoma, and the gastrointestinal tract

Our SAB is primarily compensated by way of the grant of stock options as determined by the Company as appropriate in recognition of the specific services or areas of expertise of each member.

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

The above graphic represents an established method of action from previously conducted research in rodents that forms the scientific rationale for further clinical studies.

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

The trial design has two primary objectives: (1) safety of THIO administered as a priming immune system agent prior to cemiplimab administration and (2) clinical efficacy of THIO using Overall Response Rate (ORR) as the primary clinical endpoint. An expansion arm has been amended to the trial protocol on December 2024 to further assess the efficacy of THIO in combination with cemiplimab in third-line NSCLC patients who are resistant to chemotherapy and checkpoint inhibitors.

The following chart sets forth the design of the THIO-101 trial:

This “dose-finding” trial is designed to assess the safety, mechanism of activity, and immune system activation of three THIO doses tested out in separate arms administered in parallel. Each dosing arm will be further evaluated for efficacy based on Overall Response Rate (ORR), Duration of Response (DoR) and Progression Free Survival (PFS) to determine to optimal (safe and effective) dose of THIO administered in sequence with cemiplimab. Subsequently, we expect to target earlier lines of therapy (1st line) in a pivotal Phase 3 confirmatory studies in NSCLC. As of February 2024, dose selection and enrollment had been completed, but monitoring and assessment of dosed subjects are ongoing as patients continue to with the postbaseline scans and data matures. As of February 2025, the expansion arm to further assess the efficacy of the treatment with THIO sequenced with cemiplimab is planned to start enrolling new patients in Q1 2025, in select countries in Asia, Europe and in the US.

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

Clinical Supply Agreement with Regeneron Pharmaceuticals, Inc.

In 2021, we entered into a Clinical Supply Agreement with Regeneron Pharmaceuticals, Inc. (Regeneron) to supply cemiplimab for the THIO-101 study. Regeneron will contribute the drug supply without cost, which represents a significant direct cost savings for our program. In exchange, Regeneron will receive development exclusivity for NSCLC indication during the study period, which means that MAIA cannot study THIO in NSCLC with any other PD-1 antagonist (a product sub-class of immune checkpoint inhibitors). All other tumor types remain open, and we are in discussions with other pharmaceutical companies to evaluate additional agreements that may be appropriate to support the expanded development of THIO. The supply agreement will remain in force until all of the obligations of the parties’ related to the studies contemplated by the agreement are completed, or until terminated by either party. The agreement may be terminated in the event of unsafe use of cemiplimab, material breach, regulatory action or corruption. On December 3, 2024, we announced the amendment of the 2021 clinical supply agreement with Regeneron for the expansion portion of THIO-101, its Phase 2 clinical trial evaluating THIO in sequential administration with cemiplimab (Libtayo®). The new expansion will further assess the efficacy of MAIA’s lead asset, THIO, sequenced with immune checkpoint inhibitor (CPI) Libtayo® (cemiplimab) for advanced non-small cell lung cancer (NSCLC) patients receiving third-line therapy who were resistant to previous checkpoint inhibitor treatments and chemotherapy. The original 2021 agreement between MAIA and Regeneron was designed to supply the original THIO-101 trial through the dose selection and safety evaluation process.

In December 2024, we entered into a Clinical Supply Agreement with BeiGene, Ltd (BeiGene) to supply tislelizumab for the upcoming THIO-102 studies in HCC, CRC and SCLC. BeiGene will receive development exclusivity for HCC, CRC and SCLC indications during the study period, which means that MAIA cannot study THIO in HCC, CRC or SCLC with any other PD-1 antagonist (a product sub-class of immune checkpoint inhibitors). All other tumor types remain open, and we are in discussions with other pharmaceutical companies to evaluate additional agreements that may be appropriate to support the expanded development of THIO. The supply agreement will remain in force until all of the obligations of the parties’ related to the studies contemplated by the agreement are completed, or until terminated by either party. The agreement may be terminated in the event of unsafe use of tislelizumab, material breach, regulatory action or corruption.

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

Title / PCT Application Number

Telomerase Mediated Telomere Altering Compounds / PCT/US2014/33330 (WO2014/168947), issued in the US (patent no. 10,463,685), CA, MX, NZ and RU (all method of use) pending in BR, EPO (received an Intent to Grant), HK and SG.

6-Thio-2'-Deoxyguanosine (6-Thio-dG) Results in Telomerase Dependent Telomere Dysfunction and Cell Death in Various Models of Therapy-Resistant Cancer Cells /
PCT/US2017/34706 (WO2017/205756), pending in the US (method of use), CA, and EPO.

Use of 6-thio-dG to Treat Therapy-Resistant Telomerase positive Pediatric Brain Tumors / PCT/US2019/023596 (WO2019/183482), pending in the US (method of use)
Treatment of Drug Resistant Proliferative Diseases with Telomerase Mediated Telomere Altering Compounds issued in the US patent no. 12,070,472 (method of use) and pending in the U.S. (18,781,413).

Under the UTSW1 Agreement, we agreed to pay UTSW a minimal license fee, deferred license fees, milestone fees, and running royalties beginning on the first net sale (among others). For additional details regarding our relationship with UTSW, see the section entitled “Business — Intellectual Property —License Agreement 1 with The Board of Regents of The University of Texas System / The University of Texas Southwestern Medical Center.” The UTSW1 Agreement includes an exclusive license to US patent no. 10,463,685 (expires April 8, 2034), and US patent no. 12,070,472 (having an earliest expiration of March 23, 2037), and 16,982,979 (having an earliest expiration of March 22, 2039, if a patent is granted).

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

Title / PCT Application Number
Sequential Treatment of Cancers Using 6-Thio-dG and Checkpoint Inhibitors issued in the US, EP (validated in AL, AT, BE, BG, CH, CY, CZ, DE, DK, EE, ES, FI, FR, GB, GR, HU,

IE, IS, IT, LI, LT, LU, MC, MK, MT, NL, NO, PL, PT, RO, RS, SE, SI, SK, SM, TR), and RU (method of use), pending in AU, BR, CA, CN, IL, JP, KR, MX, SG, and US.

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

Title / PCT Application Number

Telomerase Mediated Telomere Altering Compounds / PCT/US2014/33330 (WO2014/168947), issued in the US (patent no. 10,463,685), CA, MX, NZ and RU (all method of use) pending in BR, EPO (received an Intent to Grant), HK and SG.

6-Thio-2'-Deoxyguanosine (6-Thio-dG) Results in Telomerase Dependent Telomere Dysfunction and Cell Death in Various Models of Therapy-Resistant Cancer Cells /
PCT/US2017/34706 (WO2017/205756), pending in the US (method of use), CA, and EPO.

Use of 6-thio-dG to Treat Therapy-Resistant Telomerase positive Pediatric Brain Tumors /PCT/US2019/023596 (WO2019/183482), pending in the US (method of use)
Treatment of Drug Resistant Proliferative Diseases with Telomerase Mediated Telomere Altering Compounds / PCT/US2017/023858 (WO/2017/165675), issued in the US (patent no. 12,070,472) (method of use).

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

The UTSW2 Agreement includes an exclusive license to the “Patent Rights” of the worldwide patent family including all provisional applications and any divisionals, continuations, continuations-in-part and foreign counterpart applications that are entitled to claim priority thereto, and any patents resulting therefrom, of the following

Title / PCT Application Number
Sequential Treatment of Cancers Using 6-Thio-dG and Checkpoint Inhibitors / PCT/US2021/022090, issued in the US, EPO, and RU (method of use), pending in AU, BR, CA, CN, IL,JP, KR, MX, SG, and US.

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

Employees

As of December 31, 2024, we had a total of 13 full-time employees which includes one employee employed by our Romanian subsidiary. We believe that we maintain a satisfactory working relationship with our employees, and we have not experienced any significant labor disputes or any difficulty in recruiting staff for our operations. None of our employees are represented by a labor union.

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

Our Corporate Information

We were incorporated in Delaware in August 2018, and we have operations in Chicago, Illinois, with some of our team members setup virtually and working remotely in California, Oregon, Massachusetts, Iowa, Ohio, Texas, North Carolinia, and New Jersey. Our principal executive office is located at 444 West Lake Street, Suite 1700, Chicago, IL 60606, and our phone number is (312) 416-8592. In July 2021, we established a wholly owned Australian subsidiary, MAIA Biotechnology Australia Pty Ltd, to conduct various preclinical and clinical activities for the development of our product candidates. In April 2022, we established a wholly owned Romanian subsidiary, MAIA Biotechnology Romania S.R.L. to conduct various preclinical and clinical activities for the development of our product candidates. Our website address is www.MAIABiotech.com. The information contained on our website is not incorporated by reference into this Annual Report on Form 10-K, and you should not consider any information contained on, or that can be accessed through, our website as part of this Annual Report on Form 10-K or in deciding whether to purchase our common stock.

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
•
Our independent registered public accounting firm has expressed substantial doubt about our ability to continue as a going concern, which may hinder our ability to obtain future financing.
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

We are a clinical stage biopharmaceutical company with a limited operating history and have incurred losses since our formation. We incurred net losses of $23,254,656 and $19,772,905 for the years ended December 31, 2024 and 2023, respectively. As of December 31, 2024, we had an accumulated deficit of $87,234,833. We have not commercialized any products and have never generated revenue from the commercialization of any product. To date, we have devoted most of our financial resources to research and development, including our preclinical and clinical work, and to intellectual property.

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

Furthermore, our ability to successfully develop, commercialize and license any candidates and generate product revenue is subject to substantial additional risks and uncertainties, as described under “— Risks Related to Development, Clinical Trials, Manufacturing and Regulatory Approval” and “— Risks Related to Commercialization.” As a result, we expect to continue to incur net losses and negative cash flows for the foreseeable future. These net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital. The amount of our future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate revenues. If we are unable to develop and commercialize one or more product candidates, either alone or through collaborations, or if revenues from any product that receives marketing approval are insufficient, we will not achieve profitability. Even if we do achieve profitability, we may not be able to sustain profitability or meet outside expectations for our profitability. If we are unable to achieve or sustain profitability or to meet outside expectations for our profitability, the value of our common stock will be materially and adversely affected.

Our independent registered public accounting firm has expressed substantial doubt about our ability to continue as a going concern, which may hinder our ability to obtain future financing.

Our financial statements as of December 31, 2024 have been prepared under the assumption that we will continue as a going concern for the next twelve months. Our independent registered public accounting firm included in its opinion for the year ended December 31, 2024 an explanatory paragraph referring to our recurring losses, negative cash flow from operations and has accumulated a deficit of $87,234,833 from the Company’s inception through December 31, 2024 and expressing substantial doubt in our ability to continue as a going concern without additional capital becoming available. Our ability to continue as a going concern is dependent upon our ability to create new business opportunities and eventually attain profitable operations. Our financial statements as of December 31, 2024 did not include any adjustments that might result from the outcome of this uncertainty. The reaction of investors to the inclusion of a going concern statement by our auditors, and our potential inability to continue as a going concern, in future years could materially adversely affect our share price and our ability to raise new capital or enter into strategic alliances.

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

Based on our cash reserves at December 31, 2024 of $9.60 million and current financial condition as of the date of this Annual Report on Form 10-K, there is substantial doubt about our ability to continue as a going concern. (See — Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Capital Resources — Our Ability to Continue as a Going Concern” for further information.) Our future funding requirements, both near and long-term, will depend on many factors, including, but not limited to the:

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

Risks Related to Development, Clinical Trials, Manufacturing and Regulatory Approval

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

Prior to obtaining approval to commercialize a candidate in the United States or abroad, we must demonstrate with substantial evidence from well-controlled clinical trials, and to the satisfaction of the FDA or foreign regulatory agencies, that such candidates are safe and effective for their intended uses. Results from preclinical studies and clinical trials can be interpreted in different ways. Even if we believe the preclinical or clinical data for our candidates are promising, such data may not be sufficient to support approval by the FDA and other regulatory authorities. The THIO-101 Phase 2 trial is intended to be a proof-of-concept trial that may be expanded depending on interim results and includes both primary and secondary endpoints consistent with previously approved medicines. If THIO achieves its intended effects and does not exhibit unacceptable safety risks, we plan to seek filing for accelerated approval of THIO based on positive results of the expanded Phase 2 THIO-101 trial in 2026, followed by full approval based on the results of a single phase 3 clinical study, as opposed to the traditional approach of conducting two or more phase 3 studies. Even if granted, accelerated approval status does not guarantee an accelerated review or marketing approval by the FDA. A single-study approach is permissible in certain circumstances, particularly in oncology, but such circumstances are exceptional and FDA may not agree with that proposed approach, and thus we may be required to conduct two phase 3 trials.

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

We expect to initially seek approval for THIO for use as a priming treatment in combination with the immune check-point inhibitor cemiplimab in non-small cell lung cancer (“NSCLC”) in the United States. Our estimates of market potential have been derived from a variety of sources, including scientific literature, patient foundations and primary and secondary market research, and may prove to be incorrect. Even if we obtain significant market share for any product candidate, if approved, if the potential target populations are small, we may never achieve profitability without obtaining marketing approval for additional indications.

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

Section 1003(a)(i) of the NYSE American Company Guide requires a listed company to have stockholders’ equity of $6 million if the listed company has sustained losses from continuing operations and/or net losses in its five most recent fiscal years. Our stockholders’ equity was approximately $3.6 million as of December 31, 2024, and we had losses from continuing operations and/or net losses in each of our fiscal years ended December 31, 2020, 2021, 2022, 2023 and 2024. However, we are in compliance with NYSE American listing standards as we currently satisfy the alternate compliance standards provided in Section 1003(a) which provide that the NYSE American will not normally consider suspending dealings in, or removing from the list, the securities of an issuer which is below any stockholders’ equity requirement described above if the issuer is in compliance with the following of the NYSE American Company Guide since: (i) total value of our market capitalization is at least $50,000,000 or total assets and revenue of $50,000,000 each in its last fiscal year, or in two of its last three fiscal years; and (ii) the issuer has at least 1,100,000 shares publicly held, a market value of publicly held shares of at least $15,000,000 and 400 round lot shareholders. There is no assurance that we will be able to regain or maintain compliance with the NYSE American continued listing standards and/or continue our listing on the NYSE American in the future.

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

Our shares of common stock are thinly traded, and the price may not reflect our value; there can be no assurance that there will be an active market for our shares now or in the future.

We have a trading symbol for our common stock (“MAIA”) and our common stock is currently listed on the NYSE American.

Our shares of common stock are thinly traded, and as such the price, if traded, may not reflect our value. There can be no assurance that there will be an active market for our shares of common stock either now or in the future. The market liquidity will be dependent on, among other things, the perception of our operating business and any steps that our management might take to bring us to the awareness of investors. There can be no assurance given that there will be any awareness generated or, if given, that it will be positive.

Consequently, investors may not be able to liquidate their investment or may be able to liquidate it only at a price that does not reflect the value of the business. If a more active market should develop, the price may be highly volatile. Due to the possibility of our common stock being priced lower than its actual value, many brokerage firms may not be willing to effect transactions in the securities. Even if an investor finds a broker willing to effect a transaction in the shares of our common stock, the combination of brokerage commissions, transfer fees, taxes, if any, and any other selling costs may exceed the selling price.

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

At the time of this date of this Annual Report on Form 10-K, we have 1,773,912 shares of Common Stock issuable upon exercise of options outstanding under the MAIA Biotechnology, Inc. 2018 Stock Option Plan (the “MAIA 2018 Plan”) with a weighted-average exercise price of $1.80 per share; 3,503,589 shares of Common Stock issuable upon exercise of options outstanding under the MAIA Biotechnology, Inc. Amended and Restated 2020 Equity Incentive Plan (the “MAIA 2020 Plan”) with a weighted-average exercise price of $2.49 per share; 5,427,326 shares of Common Stock issuable upon exercise of options outstanding under our 2021 Equity Incentive Plan (the “MAIA 2021 Plan”) with a weighted-average exercise price of $2.49 per share; 673,673 shares of Common Stock reserved for future issuance under the MAIA 2021 Plan and 9,299,143 shares issuable upon the exercise of warrants to purchase shares of common stock at a weighted average exercise price of $2.23 per share and 14,039,559 shares of common stock are reserved for issuance under our At-the-Market Offering Agreement dated February 14, 2024 with H.C. Wainwright and Co. We cannot predict the effect, if any, that market sales of shares of our common stock or the availability of shares of our common stock for sale will have on the market price of our common stock prevailing from time to time. Sales of substantial amounts of shares of our common stock in the public market, or the perception that those sales will occur, could cause the market price of our common stock to decline. Of the shares of common stock outstanding, 4,727,844 are restricted securities within the meaning of Rule 144 under the Securities Act and subject to certain restrictions on resale. Restricted securities may be sold in the public market only if they are registered under the Securities Act, or are sold pursuant to an exemption from registration such as Rule 144 or Rule 701.

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

We have the right to raise additional capital or incur borrowings from third parties to finance our business. The issuance of additional equity securities, whether pursuant to that certain At-the-Market ("ATM") Offering Agreement dated February 14, 2024 with H.C. Wainwright & Co., LLC pursuant to each of which we may also sell an amount of shares of common stock that does not exceed the number or dollar amount of shares of common stock that would cause the Company or the offering of the Shares to not satisfy the eligibility and transaction requirements for use of Form S-3, including, if applicable, General Instruction I.B.6 of Registration Statement on Form S-3, as more fully described elsewhere in this Annual Report on Form 10-K or otherwise, will dilute the holdings of existing stockholders and may reduce the share price of our common stock. We may also implement public or private mergers, business combinations, business acquisitions and similar transactions pursuant to which it would issue substantial additional capital stock to outside parties, causing substantial dilution in the ownership of the Company by our existing stockholders. Our Board of Directors has the authority, without the consent of any of the stockholders, to cause us to issue more shares of common stock and/or preferred stock at such price and on such terms and conditions as are determined by the Board of Directors in its sole discretion. The issuance of additional shares of capital stock by us will dilute your ownership percentage in the Company and could impair our ability to raise capital in the future through the sale of equity securities.

Certain stockholders who are also officers and directors of the Company may have significant control over our management.

Our directors and executive officers own as of March 21, 2025, an aggregate of 4,504,706 shares of our common stock, which constitutes 15.2% of our issued and outstanding common stock. As a result, our directors and executive officers may have a significant influence on our affairs and management, as well as on all matters requiring stockholder approval, including electing and removing members of our Board of Directors, causing us to engage in transactions with affiliated entities, causing or restricting our sale or merger, and certain other matters. Such concentration of ownership and control could have the effect of delaying, deferring or preventing a change in control of us even when such a change of control would be in the best interests of our stockholders.

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

We are required, pursuant to Section 404 of the Sarbanes-Oxley Act, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting. Our auditors will also need to attest to the effectiveness of our internal control over financial reporting upon losing our Emerging Growth Company status and becoming an accelerated filer or a large accelerated filer. If we are unable to assert that our internal control over financial reporting is effective in the future or our independent registered public accounting firm is unable to express an unqualified opinion as to the effectiveness of our internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports, the market price of our common stock could be adversely affected, and we could become subject to litigation or investigations by the stock exchange on which our common stock are listed, the SEC or other regulatory authorities, which could require additional financial and management resources and could have a material adverse effect on our business, financial condition, and results of operations.

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

Although we do not hold any of our funds at SVB or Signature Bank, if the financial institutions with which we do business enter receivership or become insolvent in the future, there is no guarantee that the Department of the Treasury, the Federal Reserve and the FDIC will intercede to provide us and other depositors with access to balances in excess of the $250,000 FDIC insurance limit, that we would be able to access our existing cash, that we would be able to maintain any required letters of credit or other credit support arrangements, or that we would be able to adequately fund our business for a prolonged period of time or at all, any of which could have a material adverse effect on our business, financial condition and results of operations. In addition, if any parties with which we conduct business are unable to access funds pursuant to such instruments or lending arrangements with such a financial institution, such parties’ ability to continue to fund their business and perform their obligations to us could be adversely affected, which, in turn, could have a material adverse effect on our business, financial condition and results of operations.

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

Item 2. Properties.

Our headquarters is in Chicago, Illinois where we currently lease office space with approximately 124 square feet under a twelve month lease starting in April 2024, under which we currently pay $3,200 per month. We believe that this space is sufficient to meet our needs for the foreseeable future and that any additional space we may require will be available on commercially reasonable terms. Additionally, we intend to maintain our business model designed to leverage virtual technology to minimize brick and mortar facilities while optimizing our ability to attract top talented employees that may reside in any geography.

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

Item 4. Mine Safety Disclosures.

Not applicable

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information and Holders

Our common stock is traded on NYSE American under the symbol “MAIA”. As of March 21, 2025, 29,587,314 shares of the Company’s common stock were issued and outstanding and were owned by approximately 161 holders of record. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.

Dividend Policy

We have never declared or paid any cash dividends on our common stock or any other securities. We anticipate that we will retain all available funds and any future earnings, if any, for use in the operation of our business and do not anticipate paying cash dividends in the foreseeable future. In addition, future debt instruments may materially restrict our ability to pay dividends on our common stock. Payment of future cash dividends, if any, will be at the discretion of the board of directors after taking into account various factors, including our financial condition, operating results, current and anticipated cash needs, the requirements of current or then-existing debt instruments and other factors the board of directors deems relevant.

Recent Sales of Unregistered Securities

On November 13, 2024, we issued 28,488 restricted shares of common stock to FGMK, LLC in consideration of services rendered having a value of $67,990. We did not receive any proceeds for the issuance of these shares were issued on November 13, 2024 for $67,990 of services performed and invoices to the Company by FGMK for accounting, tax and valuation services.

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

Issuers Purchases of Equity Securities

None.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion together with our consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements that are based on our current expectations, estimates and projections about our business and operations. Our actual results may differ materially from those currently anticipated and expressed in such forward-looking statements as a result of a number of factors, including those which we discuss under “Risk Factors” and elsewhere in this Annual Report on Form 10-K.

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

We are a clinical-stage biopharmaceutical company developing targeted immunotherapies for cancer. THIO (6-thio-dG or 6-thio-2 ‘-deoxyguanosine), our lead asset, is an investigational dual mechanism of action drug candidate incorporating telomere targeting and immunogenicity. In July 2022, the first patient was administered with THIO in our Phase 2 human trial (THIO-101) in Australia. In December 2022, regulatory authorities in three European countries, Hungary, Poland, and Bulgaria, approved the implementation of THIO-101, Phase 2 clinical trial evaluating THIO in patients with Non-Small Cell Lung Cancer (NSCLC). Patients with advanced NSCLC will be treated first with THIO followed a few days later by the immune checkpoint inhibitor Libtayo® (cemiplimab), manufactured and commercialized by Regeneron. Cemiplimab is a fully human monoclonal antibody targeting the immune checkpoint receptor PD-1 on T-cells. Cemiplimab has been approved in the United States and the rest of the world for multiple cancer indications, including NSCLC. In February 2021, we signed a clinical supply agreement with Regeneron to receive cemiplimab at no cost, which represents a significant cost-savings for the study. In return, we have granted Regeneron exclusive development rights in combination with PD-1 inhibitors for NSCLC for the study period. Based on the clinical data generated by our THIO-101 trial, we plan to seek filing for an accelerated approval of THIO in the United States for the treatment of patients with advanced NSCLC in 2026, but even if granted, accelerated approval status does not guarantee an accelerated review or marketing approval by the Food and Drug Administration (FDA). We plan to initiate a Phase 3 pivotal trial in 2025, named THIO-104, to evaluate the efficacy of THIO administered in sequence with a checkpoint inhibitor (CPI) in third-line non-small cell lung cancer (NSCLC) patients who are resistant to checkpoint inhibitors and chemotherapy which could lead filing for early full commercial approval in 2026 and final analysis could lead to filing for full commercial approval in 2027. The multicenter, open-label, pivotal Phase 3 trial is designed to provide a direct comparison to chemotherapy in a 1:1 randomization of up to 300 patients. In addition, the originally planned Phase 2 clinical trial in multiple tumor indications (THIO-102) is now divided into different trials for one tumor indication each: hepatocellular carcinoma (HCC), colorectal cancer (CRC) and small cell lung cancer (SCLC). Phase 2 clinical trials in HCC, CRC and SCLC are planned to be initiated in 2026, evaluating treatment with THIO administered in sequence with BeiGene's immune checkpoint inhibitor, tislelizumab. Clinical trials with other solid tumors (ST), such as breast, prostate, gastric, pancreatic and ovarian, may still be considered for potential future trials.

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

We accomplished the following key milestones in the fiscal year ended December 31, 2024 and the first quarter of 2025:

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
•
On February 14, 2024, we entered into an At The Market Offering Agreement (the “ATM Agreement”) with H.C. Wainwright & Co., LLC (“Wainwright”), to sell shares of our Common Stock having an aggregate sales price of up to $1,445,000, from time to time, through an “at-the-market offering” program under which Wainwright will act as sales agent. Effective March 25, 2024, the Company filed a prospectus supplement to amend, supplement and supersede certain information contained in the earlier prospectus and prospectus supplement, which increased the number of shares of Common Stock the Company may offer and sell under the ATM Agreement to an aggregate offering price of up to $4,950,000 from time to time. Effective May 15, 2024, the Company filed a prospectus supplement to amend, supplement and supersede certain information contained in the earlier prospectus and prospectus supplement, which increased the number of Shares the Company may offer and sell under the ATM Agreement to an aggregate offering price of up to $11,280,000 from time to time. Effective December 23, 2024, the Company filed a prospectus supplement to amend, supplement and supersede certain information contained in the earlier prospectus and prospectus supplement, which increased the number of Shares the Company may offer and sell under the ATM Agreement to an aggregate offering price of up to $30,000,000 from time to time. As of the date of this Annual Report, we have sold 3,940,683 shares of our Common Stock under the ATM Agreement at an average price of $2.95 per share, resulting in aggregate gross proceeds of approximately $11,633,086, for which we paid Wainwright $348,993 in commissions resulting in net proceeds to us of approximately $11,284,093.
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
•
On March 27, 2024, we evaluated additional clinical data from its Phase 2 clinical trial, THIO-101. At such time, a total of 68 patients have been dosed and had a post-baseline scan in MAIA’s Phase 2 clinical trial, THIO-101, evaluating THIO in sequential combination with an immune checkpoint inhibitor in patients with advanced NSCLC. Preliminary efficacy across all lines of therapy in this March 2024 data cut were consistent with previous reports including: (i) 75% of patients receiving THIO 180mg as third-line therapy for NSCLC have surpassed the overall survival (“OS”) threshold of 5.8 months; (ii) 88% of patients in the same setting (3L, 180mg) also crossed the 2.5 months progression free survival (“PFS”) threshold and have shown ORR of 38%, greatly improving on current chemo treatment that have ORRs of around 6-10%; and (iii) across all third-line patients, DCR of 85% remained superior to current chemotherapy options, which ranges from 25-35% DCR.
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
•
On June 6, 2024, we announced highlights and key achievements year-to-date, including: (i) exceptional measures of efficacy by lead drug THIO in Phase 2 clinical trial, with 38% ORR in third-line (3L) setting (THIO 180mg) compared to ~6% for currently available treatments in a similar population and 5.5 months median progression-free survival (PFS) (3L, THIO 180mg); and (ii) secured continued insider investment through independent board members’ participation in private placement equity financings, with funding of more than $12M year-to-date.
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
•
On December 3, 2024, we announced the amendment of the 2021 clinical supply agreement with Regeneron for the expansion portion of THIO-101, its Phase 2 clinical trial evaluating THIO in sequential administration with cemiplimab (Libtayo®). The new expansion will further assess the efficacy of MAIA’s lead asset, THIO, sequenced with immune checkpoint inhibitor (CPI) Libtayo® (cemiplimab) for advanced non-small cell lung cancer (NSCLC) patients receiving third-line therapy who were resistant to previous checkpoint inhibitor treatments and chemotherapy. The original 2021 agreement between MAIA and Regeneron was designed to supply the original THIO-101 trial through the dose selection and safety evaluation process.
•
On December 13, 2024, we issued and sold 507,364 shares of our common stock and warrants to purchase 507,364 shares of our common stock in a private placement to certain accredited investors and Company directors pursuant to securities purchase agreements dated December 9, 2024 at a price per share of $1.872 for which we received gross proceeds of approximately $950,000. The warrants issued in the private placement have an exercise price of $2.08, are exercisable six months after issuance and expire 5-years after the initial exercise date. The securities sold to our directors participating in the private placement were issued pursuant to our 2021 Equity Incentive Plan.
•
On December 16, 2024, we announced that the FDA has designated THIO for the treatment of pediatric-type diffuse high-grade gliomas (PDHGG) as a drug for a “rare pediatric disease” (RPDD). Upon FDA approval of a future new drug application in PDHGG, MAIA would be eligible to receive a priority review voucher that can be redeemed by drug developers for FDA priority review of a different product or transferred or sold to another sponsor.
•
On January 7, 2025, we announced that we had entered into a clinical supply agreement with global oncology company BeiGene to assess the efficacy of THIO, its small molecule telomere-targeting anticancer agent, in combination with BeiGene’s immune checkpoint inhibitor (CPI) tislelizumab in three cancer indications. The single arm pivotal Phase 2 trials will study the drug combination in hepatocellular carcinoma (HCC), small cell lung cancer (SCLC) and colorectal cancer (CRC). Under the terms of the collaboration, MAIA will sponsor and fund the planned clinical trials and BeiGene will provide tislelizumab. MAIA maintains global development and commercial rights to THIO and is free to develop the programs in combination with other agents and in other indications.
•
On February 4, 2025, we announced positive updated data from THIO-101 Phase 2 clinical trial evaluating its lead clinical candidate, THIO, sequenced with Regeneron’s immune checkpoint inhibitor (CPI) cemiplimab (Libtayo®) in patients with advanced non-small cell lung cancer (NSCLC) who failed two or more standard-of-care therapy regimens. As of January 15, 2025, third line (3L) data updates showed that: (i) median overall survival (OS) of 16.9 months for the 22 NSCLC patients who received at least one dose of THIO (the intent-to-treat population) in parts A and B of the trial. (ii) The analysis demonstrated a 95% confidence interval (CI) lower bound of 12.5 months and a 99% CI lower bound of 10.8 months. (iii) The treatment has been generally well-tolerated to date in this heavily pre-treated population.
•
On February 24, 2025, we issued and sold 1,810,000 shares of our common stock and warrants to purchase 1,810,000 shares of our common stock in a private placement to certain accredited investors and Company directors pursuant to securities purchase agreements dated February 18, 2025 at a price per share of $1.50 for which we received gross proceeds of approximately $2,72 million. The warrants issued in the private placement have an exercise price of $1.87, are exercisable one year after issuance and expire 5-years after the initial exercise date. The securities sold to our directors participating in the private placement were issued pursuant to our 2021 Equity Incentive Plan.
•
On February 26, 2025, we announced the trial design for the expansion of its THIO-101 pivotal Phase 2 trial in non-small cell lung cancer (NSCLC). The expansion of the study will assess overall response rates (ORR) in advanced NSCLC patients receiving third line (3L) therapy who were resistant to previous checkpoint inhibitor treatments (CPI) and chemotherapy. The THIO-101 study in 3L will enroll up to 48 patients with two arms: Arm 1, continuing the evaluation of THIO sequenced with Libtayo® (cemiplimab); and Arm 2, evaluating THIO as a monotherapy, to further gain experience of THIO in the contribution of components. Treatment cycles for patients in both arms will administer THIO on 3 consecutive days, followed by immune activation on day 4. Arm 1 will administer Libtayo on day 5. The Company plans to enroll an additional 100 patients for the registration phase of the trial. MAIA expects to conduct the trials in the U.S. and select countries in Europe and Asia.
•
On February 27, 2025, we announced plans to initiate a Phase 3 pivotal trial in 2025, named THIO-104, to evaluate the efficacy of THIO administered in sequence with a checkpoint inhibitor (CPI) in third-line non-small cell lung cancer (NSCLC) patients who are resistant to checkpoint inhibitors and chemotherapy. The multicenter, open-label, pivotal Phase 3 trial is designed to provide a direct comparison to chemotherapy in a 1:1 randomization of up to 300 patients.
•
On March 3, 2025, we issued and sold 952,300 shares of our common stock and warrants to purchase 952,300 shares of our common stock in a non-brokered private placement to accredited investors and certain Company directors pursuant to securities purchase agreements dated February 24, 2025 at a price per share of $1.50 for which we received gross proceeds of approximately $1.43 million, prior to offering expenses payable by the Company. The warrants issued in the private placement have an exercise price of $1.85, are exercisable one year after issuance and expire 5-years after the initial exercise date. The securities sold to our directors participating in the private placement were issued pursuant to our 2021 Equity Incentive Plan.
•
On March 18, 2025, MAIA announced that the United States Adopted Names (USAN) Council had approved “ateganosine” as the nonproprietary (generic) name for its lead molecule THIO, a telomere-targeting anticancer agent in clinical development as a first-in-class treatment for advanced non-small cell lung cancer (NSCLC). The company chose a name inspired by the mechanism of action of THIO: altering telomeric guanosine of the cancer cells. The generic name ateganosine is a unique and consistent identity that aims to support clear communication between healthcare providers, patients and researchers. MAIA will retain the name THIO in its clinical trial designations (THIO-101, THIO-102, THIO-103, THIO-104).
•
On March 20, 2025, we announced the publication of preclinical data for its lead proprietary telomere-targeting THIO dimer in the peer-reviewed scientific journal Naunyn-Schmiedeberg's Archives of Pharmacology. In a preclinical study, THIO and its new described dimer form were found to be potent inhibitors of Glutathione S-transferase Pi (GSTP1), a key enzyme implicated in cancer progression and chemoresistance and a highly important factor for the detoxification of cancer cells. The findings suggest that the dimerized form of THIO could enhance chemotherapeutic efficacy by effectively targeting GSTP1 and reducing drug resistance. The article, titled “Investigation of the inhibitory effects of the telomere-targeted compounds on glutathione S-transferase P1,” was published on February 15, 2025.
•
In addition to NSCLC, HCC, SCLC and CRC we plan to conduct clinical trials evaluating THIO in sequential combination with an immune checkpoint inhibitor in several other cancer indications, including solid tumors, such as breast, prostate, gastric, pancreatic and ovarian cancers. THIO-103 is a Phase 2 clinical trial planned to evaluate treatment with THIO in first-line patients for both NSCLC and SCLC.

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

Financial Operations Overview and Analysis For the Years Ended December 31, 2024 and 2023

Comparison of the Years Ended December 31, 2024 and 2023

	Years Ended December 31,
			Change
	2024	2023	Dollars	Percentage
Operating expenses:
Research and development expenses	$10,009,229	$11,112,257	$(1,103,028)	(10)%
General and administrative expenses	6,947,981	9,070,124	(2,122,143)	(23)%
Total operating costs and expenses	16,957,210	20,182,381	(3,225,171)	(16)%
Loss from operations	(16,957,210)	(20,182,381)	3,225,171	(16)%
Other income (expense):
Interest expense	(57)	(6,863)	6,806	(99)%
Interest income	318,367	34,490	283,877	823%
Australian research and development incentives	79,954	176,719	(96,765)	(55)%
Change in fair value of warrant liability	(6,682,758)	205,130	(6,887,888)	(3358)%
Loss on fair value of warrants over proceeds	(12,952)	—	(12,952)	(100)%
Other income (expense), net	(6,297,446)	409,476	(6,706,922)	(1638)%
Net loss	$(23,254,656)	$(19,772,905)	$(3,481,751)	18%

Operating Expenses

Research and development expenses

Research and development expenses decreased by approximately $1,103,000 (or approximately 10%) from approximately $11,112,000 for the year ended December 31, 2023 to approximately $10,009,000 for the year ended December 31, 2024. The decrease was primarily related to a decrease in payroll expense of approximately $1,610,000 related to the decrease in the headcount of research and development employees and the reversal of the accrued bonus that was not paid, a decrease in stock based compensation of approximately $954,000 as no bonuses were paid in stock compensation in 2024, a decrease in Scientific pre-clinical research of approximately $630,000, a decrease of other expenses related to research and development of approximately $34,000, offset by the increase in clinical expenses related to the clinical trial of THIO of approximately $2,054,000, and the increase in professional fees of $71,000.

General and administrative expenses

General and administrative expenses decreased by approximately $2,122,000 (or approximately 23%) from approximately $9,070,000 for the year ended December 31, 2023 to approximately $6,948,000 for the year ended December 31, 2024. The decrease was primarily related to a decrease in other expenses of approximately $951,000 related to lower investor relations and insurance expenses, a decrease in payroll expense of approximately $795,000 relating to the decreased headcount of general and administrative employees and the reversal of the accrued bonus, a decrease in stock-based compensation of approximately $222,000, and a decrease in professional fees of approximately $154,000,

Other income (expense), net

Other income (expense), net increased by approximately $6,707,000 (or approximately 1638%) from other income, net of approximately $410,000 for the year ended December 31, 2023 to other expense, net of approximately $6,297,000 for the year ended December 31, 2024. The increase was primarily related to the change in the fair value of the warrant liability of approximately

$6,888,000, a loss on fair value of warrants over proceeds of approximately $13,000, a reduction in the Australia research and development incentives of approximately $97,000 and an increase of interest income, net of approximately $291,000.

Liquidity and Capital Resources

The following table presents selected financial information and statistics as of and for the years ended December 31, 2024 and 2023:

Years Ended December 31, 2024 and 2023

	As of December 31,
	2024	2023
Balance Sheet Data:
Cash	$9,601,298	$7,150,695
Working capital (1)	6,322,441	2,626,899
Total assets	10,155,279	7,566,852
Accrued bonus	941,098	786,999
Total stockholders' equity	3,634,636	477,511

(1) We define working capital as current assets less current liabilities.

Capital Resources

Our Ability to Continue as a Going Concern

As of December 31, 2024, our available cash totaled approximately $9,601,000 which represented an increase of approximately $2,451,000 compared to December 31, 2023. As of December 31, 2024, we had working capital of approximately $6,322,000 which represents an increase of approximately $3,696,000 compared to December 31, 2023. We have generated no revenues as of December 31, 2024. The Company’s current operating plan indicates that it will continue to incur losses from operations and generate negative cash flows from operating activities given ongoing expenditures related to the completion of its ongoing clinical trials and the Company’s lack of revenue generating activities. Based on the Company’s cash reserves as December 31, 2024 of $9,601,298 and current financial condition as of the date of the Annual Report on Form 10-K, the accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Sale of Common Stock

On April 27, 2023, we sold 2,555,500 shares of the Company’s common stock at a price of $2.25 per share in an underwritten public offering. ThinkEquity served as the underwriter of the offering. The aggregate net proceeds of the offering were approximately $4.2 million, after deducting underwriting discounts and expenses. The shares of common stock were offered, issued and sold to the public pursuant to the Registration Statement on Form S-1, as amended from time to time (File No. 333-269606).

In October and November 2023, we issued and sold an aggregate of 758,388 shares of common stock through ThinkEquity LLC (“ThinkEquity”), pursuant to the terms of an “at-the-market" Sales Agreement, dated September 1, 2023 (the “Sales Agreement”), by and between the Company and ThinkEquity, the Company’s sale agent thereunder, for which the Company received aggregate gross proceeds of approximately $1.7 million.

On November 17, 2023, we issued and sold an aggregate of 2,424,243 shares of common stock in a registered direct offering pursuant to securities purchase agreements, for which the Company received aggregate gross proceeds of $4 million. H.C. Wainwright was the placement agent for the registered direct offering.

Between February 14, 2024 and March 31, 2024, we sold 507,754 shares of Common Stock at an average price of approximately $1.47 per share, resulting in aggregate gross proceeds of approximately $745,251 under the ATM Agreement dated February 14,

2024, for which we paid Wainwright approximately $22,357 in commissions resulting in net proceeds to us of approximately $722,894. Between April 1, 2024 and June 30, 2024, we sold 2,015,122 shares of our Common Stock at an average price of $3.53 per share, resulting in aggregate gross proceeds of approximately $7,116,978 under the ATM Agreement dated February 14, 2024 with Wainwright, for which we paid Wainwright $213,509 in commissions, resulting in net proceeds of approximately $6,903,469. Between July 1, 2024 and September 30, 2024, we sold 177,606 shares of Common Stock at an average price of approximately $3.72 per share, resulting in aggregate gross proceeds of approximately $660,437 under the ATM Agreement dated May 15, 2024, for which we paid Wainwright approximately $19,813 in commissions, resulting in net proceeds to us of approximately $640,624. Between October 1, 2024 and December 31, 2024, we sold we sold 573,878 shares of Common Stock at an average price of approximately $2.77 per share, resulting in aggregate gross proceeds of approximately $1,589,330 under the ATM Agreement dated May 15, 2024, for which we paid Wainwright approximately $47,680 in commissions, resulting in net proceeds to us of approximately $1,541,650.

On March 14, 2024, we issued and sold 2,496,318 shares of our Common Stock and warrants to purchase 2,496,318 shares of our Common Stock in a private placement to certain accredited investors and to our participating directors pursuant to securities purchase agreements dated March 11, 2024 at a price $1.17 per share, for which we received gross proceeds of approximately $2.92 million. The warrants are exercisable at a price per Share of $1.30, which price represents the greater of the book or market value of the stock on the date the purchase agreement was executed, are exercisable commencing six-months following issuance and have a term of five and a half years from the initial issuance date. The securities sold to our directors participating in the March 14, 2024 private placement were issued pursuant to the MAIA 2021 Plan. The following Company directors participated in the aforementioned private placement as follows: (i) Stan Smith purchased 170,940 shares and 170,940 warrants for an aggregate purchase price of $200,0000; (ii) Louie Ngar Yee purchased 170,940 shares and 170,940 warrants for an aggregate purchase price of $200,000; (iii) Cristian Luput purchased 69,282 shares and 69,282 warrants for an aggregate purchase price of $81,060 (iv) Steven Chaouki purchased 34,641 shares of common stock and 34,461 warrants for an aggregate purchase price of $40,530 and (v) Ramiro Guerrero purchased 6,928 shares and 6,928 warrants for an aggregate purchase price of $8,106.

On March 28, 2024, we issued and sold 578,643 shares of our Common Stock and warrants to purchase 578,643 shares of our Common Stock in a private placement to certain accredited investors pursuant to securities purchase agreements dated March 25, 2024 at a price of $2.295 per share, for which we received gross proceeds of approximately $1.33 million. The warrants are exercisable at a price per Share of $2.55, which price represents the greater of the book or market value of the stock on the date the purchase agreement was executed, are exercisable commencing six-months following issuance and have a term of five and a half years from the initial issuance date.

On April 25, 2024, we issued and sold 494,096 shares of our Common Stock and warrants to purchase 494,096 shares of our Common Stock in a private placement to certain accredited investors and to our participating directors pursuant to securities purchase agreements dated April 22, 2024 at a price of $2.034 per share, for which we received gross proceeds of approximately $1.0 million. The warrants are exercisable at a price per Share of $2.26, which price represents the greater of the book or market value of the stock on the date the purchase agreement was executed, are exercisable commencing six-months following issuance and have a term of five and a half years from the initial issuance date. The securities sold to our directors participating in the April 25, 2024 private placement were issued pursuant to the MAIA 2021 Plan. Company director Stan Smith purchased 147,492 shares and 147,492 warrants for an aggregate purchase price of approximately $300,000 and Company director Louie Ngar Yee purchased 19,665 shares and 19,665 warrants for an aggregate purchase price of approximately $40,000.

On November 1, 2024, we issued and sold 1,079,784 shares of our Common Stock and warrants to purchase 1,079,784 shares of our Common Stock in a private placement to certain accredited investors and to our participating directors pursuant to securities purchase agreements dated October 28, 2024 at a price of $2.259 per share, for which we received gross proceeds of approximately $2.44 million. The warrants are exercisable at a price per Share of $2.51, which price represents the greater of the book or market value of the stock on the date the purchase agreement was executed, are exercisable commencing six-months following issuance and have a term of five and a half years from the initial issuance date. The securities sold to our directors participating in the November 1, 2024 private placement were issued pursuant to the MAIA 2021 Plan. Company director Stan Smith purchased 100,000 shares and 100,000 warrants for an aggregate purchase price of approximately $225,900; Company director Ramiro Guerrero purchased 88,534 shares and 88,534 warrants for an aggregate purchase price of approximately $200,000; Company director Steven Chaouki purchased 22,133 shares and 22,133 warrants for an aggregate purchase price of approximately $50,000; and Company director Cristian Luput purchased 22,133 shares and 22,133 warrants for an aggregate purchase price of approximately $50,000. In addition, the son of Company director Stan Smith purchased 40,000 shares and 40,000 warrants for an aggregate purchase price of approximately $90,360 and related party 5% stockholder FGMK Business Holdings, LLC purchased 243,470 shares and 243,670 warrants for a purchase price of approximately $550,000.

On December 13, 2024, we issued and sold 507,364 shares of our Common Stock and warrants to purchase 507,364 shares of our Common Stock in a private placement to certain accredited investors and to our participating directors pursuant to securities purchase agreements dated December 9, 2024 at a price of $1.872 per share, for which we received gross proceeds of approximately $950,000. The warrants are exercisable at a price per Share of $2.08, which price represents the greater of the book or market value of the stock on the date the purchase agreement was executed, are exercisable commencing six-months following issuance and have a term of five and a half years from the initial issuance date. The securities sold to our directors participating in the December 13, 2024 private placement were issued pursuant to the MAIA 2021 Plan. Company director Stan Smith purchased 25,000 shares and 25,000 warrants for an aggregate purchase price of approximately $46,800 and Company director Ramiro Guerrero purchased 53,418 shares and 53,418 warrants for an aggregate purchase price of approximately $100,000. In addition, Sylvia Guerrero, the sister of one of the Company directors purchased 5,341 shares and 5,341 warrants for an aggregate purchase price of approximately $10,000.

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

Cash Flows

Cash Flows Years Ended December 31, 2024 and 2023

	Years Ended December 31,

	2024	2023
Net cash flows used in operating activities	$(15,704,461)	$(13,071,016)
Net cash flows provided by financing activities	18,176,609	9,270,901
Effect of foreign currency exchange rate changes on cash	(21,545)	(117)
Net increase (decrease) in cash	$2,450,603	$(3,800,232)

Operating Activities

For the year ended December 31, 2024, net cash used in operating activities was approximately $15,704,000, which consisted of a consolidated net loss of approximately $23,255,000 offset by non-cash charges of approximately $7,550,000 which primarily includes approximately $1,913,000 in stock-based compensation, approximately $179,000 of expense related restricted shares issued for consulting services, and a loss of approximately $6,683,000 related to the changes in fair value of the warrant liability, and the loss on fair value of warrants over proceeds of approximately $13,000. Total changes in operating assets and liabilities of approximately $1,238,000 were primarily driven by an approximate $119,000 decrease in accounts payable, an approximate $980,000 decrease in an accrued expenses, an approximate decrease of $57,000 in Australian research and development incentives receivable, and an approximate $196,000 increase in prepaid expenses and other current assets.

For the year ended December 31, 2023, net cash used in operating activities was approximately $13,071,000, which consisted of a consolidated net loss of approximately $19,773,000 offset by non-cash charges of approximately $6,702,000 which primarily includes approximately $3,089,000 in stock-based compensation, approximately $732,000 of expense related restricted shares issued for consulting services, and a gain of approximately $205,000 related to the changes in fair value of the warrant liability. Total changes in operating assets and liabilities of approximately $3,086,000 were primarily driven by an approximate $472,000 increase in accounts payable, an approximate $2,170,000 increase in accrued expenses, an approximate decrease of $158,000 in Australian research and development incentives receivable, and an approximate $285,000 decrease in prepaid expenses and other current assets.

Financing Activities

Net cash provided by financing activities for the year ended December 31, 2024 was approximately $18,177,000 and consisted primarily of approximately $8,643,000 in gross proceeds from private placement offerings, proceeds from the at-the-market offering of approximately $10,112,000, proceeds from the exercise of stock options of $217,000, and were offset by approximately $795,000 of offering costs.

Net cash provided by financing activities for the year ended December 31, 2023 was approximately $9,271,000 and consisted primarily of gross proceeds from the sale of common stock of approximately $5,750,000 in a public offering, proceeds from issuance of common stock of approximately $4,000,000 in a registered direct offering, gross proceeds of approximately of $1,667,000 in an at-the-market offering facility through our sales agent for such facility, and approximately $1,000 from the proceeds from exercising of stock options, offset by approximately $2,147,000 of offering costs paid.

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

Stock-based compensation

Our stock-based awards are classified as equity (restricted stock awards and stock options). We recognize related stock-based compensation expense based on the grant date fair value of the awards. The fair value of restricted stock awards is based on the trading value of the Company's common stock. We estimate the fair value of stock options and warrants using the Black-Scholes-Merton valuation model which requires the use of subjective assumptions that could materially impact the estimation of fair value and related compensation expense to be recognized. One of these assumptions include the expected volatility of our stock price. Developing this assumption requires the use of judgment. The Company lacks sufficient company-specific historical and implied volatility information. Therefore, we estimate our expected stock volatility based on the historical volatility of a publicly traded set of peer companies, while corroborating these volatilities with our actual limited historical volatility information.

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Management’s Evaluation of our Disclosure Controls and Procedures

Under the supervision of and with the participation of our management, including our Chief Executive Officer, who is our principal executive officer, and our Head of Finance, who is our principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2024, the end of the period covered by this Annual Report. The term “disclosure controls and procedures,” as set forth in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms promulgated by the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a control system, misstatements due to error or fraud may occur and not be detected. Based on the evaluation of our disclosure controls and procedures as of December 31, 2024, our Chief Executive
Officer and Head of Finance concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

As of December 31, 2024, our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework – 2013 (1992 Framework). Based on this assessment, management concluded that, as of December 31, 2024, our internal controls over financial reporting were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting

This Annual Report on Form 10-K does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to rules of the SEC.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item will be set forth in our definitive proxy statement with respect to our 2025 annual meeting of stockholders to be filed not later than 120 days after the end of the 2024 fiscal year and is incorporated herein by reference.

We have adopted a code of business conduct and ethics that applies to all our employees, officers and directors, including those officers responsible for financial reporting. Our code of business conduct and ethics is available on the investor relations section of our website. We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding amendment to, or waiver from, a provision of our Code of Conduct by posting such information on the website address and location specified above.

We have adopted an insider trading policy applicable to our directors, officers, employees, and other covered persons, and have implemented processes for the company, that we believe are reasonably designed to promote compliance with insider trading laws, rules and regulations, and the NYSE American listing standards. Our insider trading policy is filed as Exhibit 19.1 to this Annual Report on Form 10-K.

Item 11. Executive Compensation.

The information required by this Item will be set forth in our definitive proxy statement with respect to our 2025 annual meeting of stockholders to be filed not later than 120 days after the end of the 2024 fiscal year, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item will be set forth in our definitive proxy statement with respect to our 2025 annual meeting of stockholders to be filed not later than 120 days after the end of the 2024 fiscal year, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item will be set forth in our definitive proxy statement with respect to our 2025 annual meeting of stockholders to be filed not later than 120 days after the end of the 2024 fiscal year, and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

The information required by this Item will be set forth in our definitive proxy statement with respect to our 2025 annual meeting of stockholders to be filed not later than 120 days after the end of the 2024 fiscal year, and is incorporated herein by
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
1.1

At The Market Offering Agreement dated February 14, 2024 between MAIA Biotechnology, Inc. and H.C. Wainwright & Co., LLC, filed as Exhibit 1.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 14, 2024 and incorporated herein by reference.

3.1(1)	Amended and Restated Certificate of Incorporation of MAIA Biotechnology, Inc
3.2(1)	Amended and Restated Bylaws of MAIA Biotechnology, Inc.
4.1*	Description of Registrant’s Securities.
4.2(1)	Form of Representative’s Warrant (Included in Exhibit 10.19)
4.3(3)	Form of Warrant
4.4(3)	Specimen certificate representing shares of common stock
4.5

Common Stock Purchase Warrant, filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 16, 2023 and incorporated herein by reference.

4.6	Form of Warrant, filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 17, 2023 and incorporated herein by reference.
4.7

Form of Wainwright Warrant, filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 17, 2023 and incorporated herein by reference.

4.8	Form of Investor Warrants, filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 13, 2024 and incorporated herein by reference.
4.9	Form of Director Warrants, filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 13, 2024 and incorporated herein by reference.
4.10	Form of Warrant, filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 25,2024 and incorporated herein by reference.
4.11	Form of Investor Warrant, filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 23, 2024.
4.12	Form of Director Warrant, filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 23, 2024.
4.13	Form of Investor Warrant, filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 29, 2024.
4.14	Form of Director Warrant, filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 29, 2024.
Form of Investor Warrant, filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 10, 2024
4.15	Form of Director Warrant, filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 10, 2024.
4.16	Form of Investor Warrant, filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 19, 2025
4.17	Form of Director Warrant, filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 19, 2025.
4.18	Form of Investor Warrant, filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 25, 2025
4.19	Form of Director Warrant, filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 25, 2025.
10.1(1)	Form of Indemnification Agreement.
10.2

Employment Agreement, dated as of February 1, 2025, between the Company and Vlad Vitoc., filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 6, 2025 and incorporated herein by reference.

10.3

Employment Agreement, dated as of February 1, 2025, between the Company and Sergei Gryaznov, filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 6, 2025 and incorporated herein by reference.

10.4†(3)	Supply and Non-Exclusive License Agreement between the Company and Regeneron Pharmaceuticals, Inc. dated February 1, 2021.

10.5†(3

Patent & Technology License Agreement between the Company and The Board of Regents of The University of Texas System on behalf of The University of Texas Southwestern Medical Center dated December 8, 2020.

10.6†(3)

Patent & Technology License Agreement between the Company and The Board of Regents of The University of Texas System on behalf of The University of Texas Southwestern Medical Center dated December 23, 2020.

10.7+(4)	MAIA Biotechnology, Inc. 2018 Stock Option Plan.
10.8+(4)	MAIA Biotechnology, Inc. Amended & Restated 2020 Equity Incentive Plan.
10.9+(5)	MAIA Biotechnology, Inc. 2021 Equity Incentive Plan.
10.10+

Amendment to the MAIA Biotechnology Inc 2021 Equity Incentive Plan, filed as Annex A to the Registrants Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on April 19, 2023 and incorporated herein by reference

10.11+(5)	Form of Director Stock Option Award under Amended & Restated 2020 Equity Incentive Plan.
10.12+(5)	Form of Compensatory Management Stock Option Award Agreement under Amended & Restated 2020 Equity Incentive Plan.
10.13+(5)	Form of Consulting Stock Option Award Agreement under Amended & Restated 2020 Equity Incentive Plan.
10.14+(5)	Form of Employee Stock Option Award Agreement under Amended & Restated 2020 Equity Incentive Plan.
10.15+(6)	Form of Incentive Stock Option Award under 2021 Equity Incentive Plan.
10.16+(6)	Form of Non-qualified Stock Option Award under 2021 Equity Incentive Plan.
10.17+(6)	Form of Director and Consultant Non-qualified Stock Option Award under 2021 Equity Incentive Plan.
10.18(1)	Underwriting Agreement dated as of July 27, 2022 between the Company and ThinkEquity, LLC
10.19

Sales Agreement dated September 1, 2023 by and between MAIA Biotechnology, Inc. and ThinkEquity LLC filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on September 1, 2023 and incorporated herein by reference.

10.20

Employment Agreement dated August 30, 2023 between Jeffrey Himmelreich and MAIA Biotechnology, Inc., filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on November 15, 2023 and incorporated herein by reference.

10.21

Form of Securities Purchase Agreement, filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on November 17, 2023 and incorporated herein by reference.

10.22	Form of Lock-Up Agreement, filed as Exhibit 10.2 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on November 17, 2023 and incorporated herein by reference.
10.23

Form of Securities Purchase Agreement, incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 13, 2024 and incorporated herein by reference.

10.24

Form of Securities Purchase Agreement, incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 26, 2024 and incorporated herein by reference.

10.25

Form of Securities Purchase Agreement, incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 23, 2024 and incorporated herein by reference.

10.26

Form of Securities Purchase Agreement, incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 29, 2024 and incorporated herein by reference.

10.27

Form of Securities Purchase Agreement, incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 10, 2024 and incorporated herein by reference.

10.28

Form of Securities Purchase Agreement, incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 19, 2025 and incorporated herein by reference.

10.29

Form of Securities Purchase Agreement, incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 25, 2025 and incorporated herein by reference.

19.1*	Insider Trading Policy
21.1

List of Subsidiaries of the Registrant, filed as Exhibit 21.1 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 21, 2024 and incorporated herein by reference.

23.1*	Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	Clawback Policy, filed as Exhibit 97.1 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 21, 2024 and incorporated herein by reference.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

(1) Filed as an exhibit to the registrant’s Current Report on Form 8-K filed with the SEC on August 1, 2022.

(2) Filed as an exhibit to the registrant’s Registration Statement on Form S-1 filed with the SEC on May 31, 2022.

(3) Filed as an exhibit to the registrant’s Registration Statement on Form S-1 filed with the SEC on April 11, 2022.

(4) Filed as an exhibit to the registrant’s Registration Statement on Form S-8 filed with the SEC on August 1, 2022.

(5) Filed as an exhibit to the registrant’s Registration Statement on Form S-1 filed with the SEC on June 29, 2022.

(6) Filed as an exhibit to the registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 22, 2022.

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

Dated: March 21, 2025.

MAIA BIOTECHNOLOGY, INC.

By:	/s/ Vlad Vitoc
Name:	Vlad Vitoc
Title:	Chief Executive Officer and Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Vlad Vitoc	Chairman and Chief Executive Officer	March 21, 2025
Vlad Vitoc	(Principal Executive Officer)

/s/ Jeffrey C. Himmelreich	Head of Finance	March 21, 2025
Jeffrey C. Himmelreich	(Principal Financial Officer)

/s/ Steven Chaouki	Director	March 21, 2025
Steven Chaouki

/s/ Ramiro Guerrero	Director	March 21, 2025
Ramiro Guerrero

/s/ Louie Ngar Yee	Director	March 21, 2025
Louie Ngar Yee

/s/ Cristian Luput	Director	March 21, 2025
Cristian Luput

/s/ Stan V. Smith	Director	March 21, 2025
Stan V. Smith

/s/ Jean-Manassé Theagène	Director	March 21, 2025
Jean-Manassé Theagène

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

MAIA Biotechnology, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of MAIA Biotechnology, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive loss, changes in stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Going concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred recurring losses, has negative cash flows from operations, and has an accumulated deficit of $87,234,833 as of December 31, 2024. These conditions, along with other matters as set forth in Note 1, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Charlotte, North Carolina

March 21, 2025

MAIA Biotechnology, Inc. and Subsidiaries

Consolidated Balance Sheets

	December 31, 2024	December 31, 2023

ASSETS
Current assets:
Cash	$9,601,298	$7,150,695
Prepaid expenses and other current assets	473,834	268,677
Australia research and development incentives receivable	77,347	144,680
Total current assets	10,152,479	7,564,052
Other assets	2,800	2,800
Total assets	$10,155,279	$7,566,852
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,512,436	$1,638,546
Accrued expenses	2,317,602	3,298,607
Total current liabilities	3,830,038	4,937,153
Long term liabilities:
Warrant liability	2,690,605	2,152,188
Total liabilities	6,520,643	7,089,341
Commitments and contingencies (Note 7)
Stockholders' equity (deficit)
Preferred stock, $0.0001 par value, 30,000,000 shares authorized at December 31, 2024 and December 31, 2023, 0 shares issued and outstanding	—	—
Common stock, $0.0001 par value, 70,000,000 shares authorized at December 31, 2024 and December 31, 2023, 26,157,788 and 16,986,254 shares issued and outstanding at December 31, 2024 and December 31, 2023, respectively	2,616	1,699
Additional paid-in capital	90,897,468	64,472,249
Accumulated deficit	(87,234,833)	(63,980,177)
Accumulated other comprehensive loss	(30,615)	(16,260)
Total stockholders' equity	3,634,636	477,511
Total liabilities and stockholders' equity	$10,155,279	$7,566,852

See the accompanying notes to the consolidated financial statements.

MAIA Biotechnology, Inc. and Subsidiaries

Consolidated Statements of Operations

	Years Ended December 31,

	2024	2023
Operating expenses:
Research and development expenses	$10,009,229	$11,112,257
General and administrative expenses	6,947,981	9,070,124
Total operating expenses	16,957,210	20,182,381
Loss from operations	(16,957,210)	(20,182,381)
Other income (expense):
Interest expense	(57)	(6,863)
Interest income	318,367	34,490
Australian research and development incentives	79,954	176,719
Change in fair value of warrant liability	(6,682,758)	205,130
Loss on fair value of warrants over proceeds	(12,952)	—
Other income (expense) net:	(6,297,446)	409,476
Net loss	$(23,254,656)	$(19,772,905)
Net loss per share
Basic and diluted	$(1.05)	$(1.49)
Weighted average common shares outstanding basic and diluted	22,197,517	13,261,572

See the accompanying notes to the consolidated financial statements.

MAIA Biotechnology, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Loss

	Years Ended December 31,

	2024	2023
Net loss	$(23,254,656)	$(19,772,905)
Foreign currency translation adjustment	(14,355)	(287)
Comprehensive loss	$(23,269,011)	$(19,773,192)

See the accompanying notes to the consolidated financial statements.

MAIA Biotechnology, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

for the Year ended December 31, 2024

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance at December 31, 2023	—	$—	16,986,254	$1,699	$64,472,249	$(63,980,177)	$(16,260)	$477,511
Issuance of restricted stock	—	—	75,550	7	179,483	—	—	179,490
Exercise of stock options	—	—	120,110	12	217,146	—	—	217,158
Stock-based compensation expense	—	—	—	—	1,912,744	—	—	1,912,744
Issuance of common shares in connection with At-The-Market financing, net of $658,801 of issuance costs	—	—	3,274,360	328	9,452,867	—	—	9,453,195
Issuance of common shares in connection with the Private Placement Offerings, net of $136,456 of issuance costs	—	—	5,156,205	516	2,683,987	—	—	2,684,503
Issuance of warrants in connection with the Private Placement Offerings	—	—	—	—	1,917,075	—	—	1,917,075
Exercise of warrants	—	—	545,309	54	3,191,621	—	—	3,191,675
Reclassification of liability classified warrants to equity	—	—	—	—	6,870,296	—	—	6,870,296
Foreign currency translation adjustment	—	—	—	—	—	—	(14,355)	(14,355)
Net loss	—	—	—	—	—	(23,254,656)	—	(23,254,656)
Balance at December 31, 2024	—	$—	26,157,788	$2,616	$90,897,468	$(87,234,833)	$(30,615)	$3,634,636

See the accompanying notes to the consolidated financial statements.

MAIA Biotechnology, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

for the Year ended December 31, 2023

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance at December 31, 2022	—	$—	10,955,904	$1,096	$52,729,942	$(44,207,272)	$(15,973)	$8,507,793
Issuance of common shares upon exercise of stock options	—	—	750	1	1,432	—	—	1,433
Issuance of restricted stock	—	—	291,469	28	731,633	—	—	731,661
Stock-based compensation	—	—	—	—	3,089,304	—	—	3,089,304
Issuance of common shares in connection with At-The-Market financing, net of $428,396 of issuance costs	—	—	758,388	76	1,154,361	—	—	1,154,437
Issuance of common shares in connection with follow-on offering, net of $1,593,016 of issuance costs	—	—	2,555,500	256	4,156,603	—	—	4,156,859
Issuance of warrants to underwriter in connection with follow-on offering	—	—	—	—	241,109	—	—	241,109
Issuance of stock options to satisfy accrued bonus	—	—	—	—	974,224	—	—	974,224
Issuance of common shares in connection with direct offering, net of $702,202 of issuance costs	—	—	2,424,243	242	1,393,641	—	—	1,393,883
Foreign currency translation adjustment	—	—	—	—	—	—	(287)	(287)
Net loss	—	—	—	—	—	(19,772,905)	—	(19,772,905)
Balance at December 31, 2023	—	$—	16,986,254	$1,699	$64,472,249	$(63,980,177)	$(16,260)	$477,511

See the accompanying notes to the consolidated financial statements.

MAIA Biotechnology, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Years Ended December 31,

	2024	2023
Cash flows from operating activities:
Net loss	$(23,254,656)	$(19,772,905)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	1,912,744	3,089,304
Consulting expense for restricted shares issued	179,490	731,661
Change in fair value of warrant liability	6,682,758	(205,130)
Loss on fair value of warrants over proceeds	12,952	—
Change in operating assets and liabilities:
Prepaid expenses and other current assets	(195,935)	285,831
Australia research and development incentives receivable	56,805	158,405
Accounts payable	(118,827)	471,897
Accrued expenses	(979,792)	2,169,921
Net cash used in operating activities	(15,704,461)	(13,071,016)
Cash flows from financing activities:
Proceeds from exercise of stock options	217,158	1,432
Proceeds from sale of common stock in follow-on offering	—	5,749,875
Proceeds from direct offering	—	4,000,001
Proceeds from private placement round 1	2,920,696	—
Proceeds from private placement round 2	1,327,990	—
Proceeds from private placement round 3	1,004,999	—
Proceeds from private placement round 4	2,439,236	—
Proceeds from private placement round 5	949,791	—
Proceeds from At-The-Market offering	10,111,996	1,667,084
Payment of offering transactions costs	(795,257)	(2,147,491)
Net cash provided by financing activities	18,176,609	9,270,901
Net effect of foreign currency exchange on cash	(21,545)	(117)
Net increase (decrease) in cash	2,450,603	(3,800,232)
Cash at beginning of period	7,150,695	10,950,927
Cash at end of period	$9,601,298	$7,150,695
Supplemental disclosure of cash flow information:
Options issued for accrued bonus	$—	$974,224
Warrants issued to underwriters in connection with the follow-on offering	$—	$241,109
Warrants issued in connection with the At-The-Market offering	$—	$84,251
Warrants issued in connection with the direct offering	$—	$1,903,915
Warrants issued to underwriters in connection with the direct offering	$—	$123,811
Warrants issued with private placement 1 offering	$2,049,600	$—
Warrants issued with private placement 2 offering	$1,190,111	$—
Warrants issued with private placement 3 offering	$677,919	$—
Warrants issued with private placement 4 offering	$1,800,389	$—
Warrants issued with private placement 5 offering	$635,345	$—

See the accompanying notes to the consolidated financial statements.

MAIA Biotechnology, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2024 and 2023

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

Liquidity

At December 31, 2024, the Company had working capital of $6,322,441, an accumulated deficit of $87,234,833, cash of $9,601,298 and current liabilities of $3,830,038. Since its inception the Company has experienced net losses and negative cash flows from operations each fiscal year. The Company has no revenues and expects to continue to incur operating losses for the foreseeable future, and may never become profitable. The Company is dependent on its ability to continue to raise equity and/or debt financing to continue operations, and the attainment of profitable operations.

Going Concern Considerations

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

To date the Company has incurred recurring losses, negative cash flow from operations and has accumulated a deficit of $87,234,833 from the Company’s inception through December 31, 2024. As of December 31, 2024, the Company had $9,601,298 in cash.

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

Segment Information

Operating segments are defined as components of an enterprise about which separate discrete information is available for evaluation by the chief operating decision-maker ("CODM") in deciding how to allocate resources and assess performance. The Company and the Company’s chief operating decision-maker, the Company’s Chief Executive Officer, view the Company’s operations and manage its business as a single operating segment, which is the business of discovering and developing products for the treatment of immunotherapies for cancer. Management has determined that the Company operates in one segment, given the common nature of its operations. For additional information, see Note 9 - Segment Information.

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

Off-Balance Sheet Risk and Concentrations of Credit Risk

The Company has no significant off-balance sheet risks, such as foreign exchange contracts, option contracts, or other foreign hedging arrangements. Cash accounts are maintained at financial institutions that potentially subject the Company to concentrations of credit risk. At December 31, 2024 and 2023, substantially all of the Company’s cash was deposited in accounts at two financial institutions. The Company maintains its cash deposits, which at times may exceed the federally insured limits of $250,000 per financial institution, with a reputable financial institutions. The Company believes such funds are subject to minimal credit risk.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with maturities of three months or less to be cash equivalents. As of December 31, 2024 and 2023, the Company has no cash equivalents as of December 31, 2024 and 2023.

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

Fair value measurements discussed herein are based upon certain market assumptions and pertinent information available to management as of and during the years ended December 31, 2024 and 2023. The carrying amount of accounts payable approximated fair value as they are short term in nature. The fair value of warrants issued for services is estimated based on the Black-Scholes model during the years ended December 31, 2024 and 2023. The estimated fair value of the warrants issued with the convertible notes, warrants issued to underwriters and embedded features, represented Level 3 measurements.

General and Administrative

General and administrative expenses primarily consist of costs for corporate functions, including payroll and related expenses, depreciation and amortization, rent, outside legal expenses, insurance costs, and other general and administrative costs.

Research and Development

The Company’s research and development expenses consist primarily of costs associated with the Company’s clinical trials, salaries, payroll taxes, employee benefits, and stock-based compensation charges for those individuals involved in ongoing research and development efforts. Research and development costs are expensed as incurred. Advance payments for goods and services that will be used in future research and development activities are recorded in prepaid expenses and other current assets in the consolidated balance sheets and are expensed when the activity has been performed or when the goods have been received.

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

Embedded derivatives must be separately measured from the host contract if all the requirements for bifurcation are met. The assessment of the conditions surrounding the bifurcation of embedded derivatives depends on the nature of the host contract. Bifurcated embedded derivatives are recognized at fair value, with changes in fair value recognized in the statement of operations. The Company has warrant liabilities deemed derivative instruments. Total warrant liabilities for the years ended December 31, 2024 and December 31, 2023 was $2,690,605 and $2,152,188, respectively.

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

Deferred Offering Costs

Deferred offering costs consists of legal, accounting, underwriting fees and other costs that are directly related to a planned follow on offering and will be charged to additional paid-in capital upon the completion of the follow on offering. The Company had no offering costs as of December 31, 2024 and December 31, 2023, respectively.

Net Loss Per Share

Basic loss per share of Common Stock is computed by dividing net loss by the weighted average number of shares of Common Stock outstanding for the period. Diluted net loss per share is calculated by adjusting the weighted-average number of shares outstanding for the dilutive effect of Common Stock equivalents outstanding for the period, determined using the treasury-stock method. Diluted loss per share excludes, when applicable, the potential impact of stock options, unvested shares of restricted stock awards, and Common Stock warrants because their effect would be anti-dilutive due to our net loss. Gains on warrant liabilities are only considered dilutive when the average market price of the Common Stock during the period exceeds the exercise price of the warrants. Since the Company had a net loss in each of the periods presented, basic and diluted net loss per common share are the same.

The following table summarizes the Company’s potentially dilutive securities, in common share equivalents, which have been excluded from the calculation of dilutive loss per share as their effect would be anti-dilutive:

	Years Ended December 31,
	2024	2023
Shares issuable upon exercise of stock options	9,769,992	7,750,152
Shares issuable upon exercise of warrants	6,718,176	3,650,278

Leases

In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-02, as amended, Leases (“Topic 842”), which applies to all leases. Under Topic 842, a right-of-use asset and lease obligation will be recorded for all leases, whether operating or financing leases, while the statement of operations will reflect lease expense for operating leases and amortization and interest expense for financing leases. At the inception of an arrangement the Company determines whether the arrangement is or contains a lease based on the circumstances present. All leases with a term greater than one year are recognized on the condensed consolidated balance sheet as right-of-use assets, lease liabilities and, if applicable, long-term lease liabilities. The Company has elected not to recognize on the consolidated balance sheet leases with terms of one-year or less. Lease liabilities and their corresponding right-of-use assets are recorded based on the present value of lease payments over the expected lease term. The interest rate implicit in lease contracts is typically not readily determinable. As such, the Company utilizes the appropriate incremental borrowing rate, which is the rate incurred to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment. Certain adjustments to the right-of-use asset may be required for items such as initial direct costs paid or incentives received. At the inception of an arrangement the Company determines whether the arrangement is or contains a lease based on the circumstances present. Currently none of the Company’s operating lease commitments are subject to the standard as its leases are short-term in nature (i.e., less than twelve months).

Recent Accounting Standards

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures to improve the disclosures about reportable segments and include more detailed information about a reportable segment’s expenses. ASU 2023-07 also requires that a public entity with a single reportable segment provide all of the disclosures required as part of the amendments and all existing disclosures required by Topic 280. The ASU should be applied retrospectively to all prior periods presented in the financial statements and is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. The adoption did not have an impact on the Company’s financial condition or results of operations. See Note 9 - Segment Information.

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

In March 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses, which requires detailed disclosure of significant expense components and additional clarity when expenses are classified by function. ASU No. 2024-03 is effective for fiscal years beginning after December 15, 2026 and allows for adoption on a prospective basis, with a retrospective option. Early adoption is permitted. We do not expect the amendments in this ASU to have a material impact on our consolidated financial statements.

From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies and are adopted by the Company as of the specified effective date. Unless otherwise discussed, the Company believes that the impact of recently issued standards that are not yet effective will not have a material impact on its financial position or results of operations upon adoption.

2. RELATED PARTY TRANSACTIONS

Consulting Services

The consulting firm FGMK, LLC and its affiliate FGMK Business Holdings, LLC beneficially owned more than 5% of the stock of the Company and is therefore a related party. On November 13, 2024, the Company expensed $67,990 related to the grant of 28,448 restricted shares of Common Stock for payment of their accounting, tax and valuation services. In addition, FGMK Business Holdings, LLC participated in the December 2024 private placement and purchased 243,470 shares of the Company's Common Stock and warrants to purchase 243,470 shares of the Company's Common Stock for an aggregate purchase price of approximately $550,000.

10b5-1 Plan

Certain of our directors and executive officers previously adopted written plans, known as Rule 10b5-1 plans, in which they contracted with a broker to buy shares of our Common Stock on a periodic basis. Each of these plans have expired as of the date of the accompanying consolidated financial statements. Our directors and executive officers may, in the future, adopt Rule 10b5-1 plans in which they contract with a broker to buy or sell shares of our Common Stock on a periodic basis. Under a Rule 10b5-1 plan, a broker executes trades pursuant to parameters established by the director or officer at the time was entered into, without further direction from the director or officer. The director or officer may amend or terminate the plan in limited circumstances. Our directors and executive officers may also buy or sell additional shares of our Common Stock outside of a Rule 10b5-1 plan when they are not in possession of material nonpublic information.

Private Placement

The following Company directors participated in the March 2024 private placement as follows: (i) Stan Smith purchased 170,940 shares of our Common Stock and warrants to purchase up to 170,940 shares of our Common Stock for an aggregate purchase price of approximately $200,000; (ii) Louie Ngar Yee purchased 170,940 shares of our Common Stock and warrants to purchase up to 170,940 shares of our Common Stock for an aggregate purchase price of approximately $200,000; (iii) Cristian Luput purchased 69,282 shares of our Common Stock and warrants to purchase up to 69,282 shares of our Common Stock for an aggregate purchase price of approximately $81,060; (iv) Steven Chaouki purchased 34,641 shares of our Common Stock and warrants to purchase up to 34,641 shares of our Common Stock for an aggregate purchase price of approximately $40,530; and (v) Ramiro Guerrero purchased 6,928 shares of our Common Stock and warrants to purchase up to 6,928 shares of our Common Stock for an aggregate purchase price of approximately $8,106.

The following Company directors participated in the April 2024 private placement as follows: (i) Stan Smith purchased 147,492 shares of our Common Stock and warrants to purchase up to 147,492 shares of our Common Stock for an aggregate purchase price of approximately $300,000; and (ii) Louie Ngar Yee purchased 19,665 shares of our Common Stock and warrants to purchase up to 19,665 shares of our Common Stock for an aggregate purchase price of approximately $40,000.

The following Company directors participated in the November 2024 private placement as follows: (i) Stan Smith purchased 100,000 shares of our Common Stock and warrants to purchase up to 100,000 shares of our Common Stock for an aggregate purchase price of approximately $225,900; (ii) Ramiro Guerrero purchased 88,534 shares of our Common Stock and warrants to purchase up to 88,534 shares of our Common Stock for an aggregate purchase price of approximately $200,000; (iii) Cristian Luput purchased 22,133 shares of our Common Stock and warrants to purchase up to 22,133 shares of our Common Stock for an aggregate purchase price of approximately $50,000; and (iv) Steven Chaouki purchased 22,133 shares of our Common Stock and warrants to purchase up to 22,133 shares of our Common Stock for an aggregate purchase price of approximately $50,000. In addition, the son of Company director Stan Smith purchased 40,000 shares and 40,000 warrants for an aggregate purchase price of approximately $90,360 and 5% stockholder FGMK Business Holdings, LLC purchased 243,470 shares and 243,470 warrants for a purchase price of approximately $550,000.

The following Company directors participated in the December 2024 private placement as follows: (i) Stan Smith purchased 25,000 shares of our Common Stock and warrants to purchase up to 25,000 shares of our Common Stock for an aggregate purchase price of approximately $46,800; and (ii) Ramiro Guerrero purchased 54,518 shares of our Common Stock and warrants to purchase up to 53,418 shares of our Common Stock for an aggregate purchase price of approximately $100,000. In addition, Sylvia Guerrero, the sister of one of the Company directors, purchased 5,341 shares and 5,341 warrants for an aggregate purchase price of approximately $10,000.

3. ACCRUED EXPENSES

As of December 31, 2024 and 2023, accrued expenses consisted of the following:

	December 31,	December 31,
	2024	2023
Bonus	$941,098	$786,999
Professional fees	123,317	77,942
Research and development costs	1,035,355	998,838
Accrued severance	—	824,435
Other	217,832	610,393
Total accrued expenses	$2,317,602	$3,298,607

Accrued Bonus

During the years ended December 31, 2024 and 2023, the Company accrued $941,098 and $786,999, respectively, in bonus expense relating to employees and officers of the Company. In April 2024, the Compensation Committee determined that bonuses relating to 2023 would not be paid to all executive and non-executive employees. This change in estimated bonuses was recorded against the same general ledger accounts that the original estimate was recorded to and is reflected within the general and administrative expenses and research and development expenses on the statement of operations for the year ended December 31, 2024.

Accrued Severance

On November 10, 2023, Joseph McGuire and Dr. Mihail Obrocea were terminated from their positions as Chief Financial Officer (and principal financial and accounting officer) and Chief Medical Officer, respectively, of the Company, effective immediately, as part of the Company’s effort to streamline operations. Mr. McGuire’s and Dr. Obrocea’s terminations were not based on any disagreement with the Company’s operations, policies or practices. The accrued severance included in accrued expense was $824,435 as of December 31 ,2023. The accrued severance was paid in 2024. There was no accrued severance as of December 31, 2024.

4. FAIR VALUE OF FINANCIAL LIABILITIES

Derivative Liability

Financial liabilities consisting of warrant liabilities measured at fair value on a recurring basis are summarized below. The fair value of the warrant liabilities recorded are as follows:

	Fair value at December 31, 2024
	Total	Level 1	Level 2	Level 3
Liabilities:
Warrant liability	2,690,605	—	—	2,690,605
Total liabilities	$2,690,605	$—	$—	$2,690,605

	Fair value at December 31, 2023
	Total	Level 1	Level 2	Level 3
Liabilities:
Warrant liability	2,152,188	—	—	2,152,188
Total liabilities	$2,152,188	$—	$—	$2,152,188

During the years ended December 31, 2024 and 2023, the Company had warrant liabilities of $2,690,605 and $2,152,188, respectively. The table below provides a summary of the changes in fair value of the warrant liabilities measured on a recurring basis using significant unobservable inputs (Level 3):

	Years Ended December 31,
Warrant liabilities:	2024	2023
Balance, beginning of period	$2,152,188	$245,341
Issuance of warrants	3,917,630	2,111,977
Exercise of warrants	(3,191,675)	—
Amendment of warrants	(6,870,296)	—
Loss (gain) on fair value of warrant liability	6,682,758	(205,130)
Balance, end of period	$2,690,605	$2,152,188

5. STOCKHOLDERS’ EQUITY

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

At-the-Market Equity Offering (ThinkEquity)

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

At-the-Market Offering (H.C. Wainwright)

On February 14, 2024, the Comany entered into an At The Market Offering Agreement (the “ATM Agreement”) with H.C. Wainwright & Co., LLC (“Wainwright”), to sell shares of its Common Stock having an aggregate sales price of up to $1,445,000, from time to time, through an “at-the-market offering” program under which Wainwright will act as sales agent. Effective March 25, 2024, the Company filed a prospectus supplement to amend, supplement and supersede certain information contained in the earlier prospectus and prospectus supplement, which increased the number of shares of Common Stock the Company may offer and sell under the ATM Agreement to an aggregate offering price of up to $4,950,000 from time to time. Effective May 15, 2024, the Company filed a prospectus supplement to amend, supplement and supersede certain information contained in the earlier prospectus and prospectus supplement, which increased the number of Shares the Company may offer and sell under the ATM Agreement to an aggregate offering price of up to $11,280,000 from time to time. Effective December 23, 2024, the Company filed a prospectus supplement to amend, supplement and supersede certain information contained in the earlier prospectus and prospectus supplement, which increased the number of Shares the Company may offer and sell under the ATM Agreement to an aggregate offering price of up to $30,000,000 from time to time. As of the date of this Annual Report, the Company has sold 3,940,683 shares of its Common Stock under the ATM Agreement at an average price of $2.95 per share, resulting in aggregate gross proceeds of approximately $11,633,086, for which we paid Wainwright $348,993 in commissions resulting in net proceeds to us of approximately $11,284,093.

Private Placements

On March 14, 2024, the Company issued and sold 2,496,318 shares of our Common Stock and warrants to purchase 2,496,318 shares of its Common Stock in a private placement to certain accredited investors and to our participating directors pursuant to securities purchase agreements dated March 11, 2024 at a price $1.17 per share, for which we received gross proceeds of approximately $2.92 million. The warrants are exercisable at a price per Share of $1.30, which price represents the greater of the book or market value of the stock on the date the purchase agreement was executed, are exercisable commencing six-months following issuance and have a term of five and a half years from the initial issuance date. The securities sold to the Company's directors participating in the March 14, 2024 private placement were issued pursuant to the MAIA 2021 Plan.

On March 28, 2024, the Company issued and sold 578,643 shares of our Common Stock and warrants to purchase 578,643 shares of its Common Stock in a private placement to certain accredited investors pursuant to securities purchase agreements dated March 25, 2024 at a price of $2.295 per share, for which we received gross proceeds of approximately $1.33 million. The warrants are exercisable at a price per Share of $2.55, which price represents the greater of the book or market value of the stock on the date the purchase agreement was executed, are exercisable commencing six-months following issuance and have a term of five and a half years from the initial issuance date.

On April 25, 2024, the Company issued and sold 494,096 shares of its Common Stock and warrants to purchase 494,096 shares of our Common Stock in a private placement to certain accredited investors and to our participating directors pursuant to securities purchase agreements dated April 22, 2024 at a price of $2.034 per share, for which we received gross proceeds of approximately $1.0 million. The warrants are exercisable at a price per Share of $2.26, which price represents the greater of the book or market value of the stock on the date the purchase agreement was executed, are exercisable commencing six-months following issuance and have a term of five and a half years from the initial issuance date. The securities sold to the Company's directors participating in the April 25, 2024 private placement were issued pursuant to the MAIA 2021 Plan.

On November 1, 2024, the Company issued and sold 1,079,784 shares of its Common Stock and warrants to purchase 1,079,784 shares of our Common Stock in a private placement to certain accredited investors and to our participating directors pursuant to securities purchase agreements dated October 28, 2024 at a price of $2.259 per share, for which we received gross proceeds of approximately $2.44 million. The warrants are exercisable at a price per Share of $2.51, which price represents the greater of the book or market value of the stock on the date the purchase agreement was executed, are exercisable commencing six-months following issuance and have a term of five and a half years from the initial issuance date. The securities sold to the Company's directors participating in the November 1, 2024 private placement were issued pursuant to the MAIA 2021 Plan.

On December 13, 2024, the Company issued and sold 507,364 shares of its Common Stock and warrants to purchase 507,364 shares of our Common Stock in a private placement to certain accredited investors and to our participating directors pursuant to securities purchase agreements dated December 9, 2024 at a price of $1.872 per share, for which we received gross proceeds of approximately $950,000. The warrants are exercisable at a price per Share of $2.08, which price represents the greater of the book or market value of the stock on the date the purchase agreement was executed, are exercisable commencing six-months following issuance and have a term of five and a half years from the initial issuance date. The securities sold to the Company's directors participating in the December 13, 2024 private placement were issued pursuant to the MAIA 2021 Plan.

MAIA Biotechnology, Inc. Restricted Stock Awards

During the year ended December 31, 2023, the Company expensed $731,661 for investor and media relation services related to the grant of 291,469 restricted shares of Common Stock. There are no unvested restricted shares as of December 31, 2023.

During the year ended December 31, 2024, the Company expensed $179,490 for investor services and accounting, tax and valuation services related to the grant of 75,550 restricted shares of Common Stock. There are no unvested restricted shares as of December 31, 2024.

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

Concurrently with the closing of the Company’s initial public offering, the Company issued warrants to purchase an aggregate of up to 100,000 shares of its Common Stock to the Representative or its designees, at an exercise price of $6.25 per share (the “Representative’s Warrants”). The Representative’s Warrants are exercisable beginning on January 23, 2023, and expire on July 27, 2027, pursuant to the terms and conditions of the Representative’s Warrants. On August 3, concurrently with the full exercise of the Underwriter’s over-allotment option, the Company issued additional warrants to purchase an aggregate of up to 15,000 shares of its Common Stock to the Representative or its designees on the same terms. The warrants are not indexed to the Company’s own stock and therefore meet the definition of a derivative liability. The warrants are liability classified instruments and were initially recorded as $343,735, which was the value determined using the Black-Scholes-Merton method using a term of five years, risk free interest rate of 2.82% and volatility of 77.5%. As of December 31, 2024 and December 31, 2023 the Company remeasured the warrant liability resulting in a value of $71,672 and $40,211, respectively. The loss on remeasurement of the warrant liability in the amount of $31,461 and $205,130 was included in other (expense) income for the years ended December 31, 2024 and December 31, 2023, respectively.

Concurrently with the closing of the Company’s follow-on offering, the Company issued warrants to purchase an aggregate of up to 127,775 shares of its Common Stock to the Representative or its designees, at an exercise price of $2.81 per share (the “Follow-On Representative’s Warrants”). The Follow-On Representative’s Warrants are exercisable beginning on October 24, 2023, and expire on April 24, 2028, pursuant to the terms and conditions of the Follow-On Representative’s Warrants. The Follow-On Representative’s Warrants are equity classified instruments and the value of the Follow-On Representative’s Warrants determined using the Black-Scholes-Merton method was $241,109 using the term of five years, risk free interest rate of 4.09% and volatility of 86.3%. During 2024, 116,532 warrants were exercised on various dates in cashless exercises and the investors were issued 22,869 shares of Common Stock. As of December 31, 2024, there are 11,243 warrants exercisable through April 24, 2028.

On November 9, 2023, the Company issued warrants to purchase an aggregate of up to 239,234 shares of its Common Stock to Alumni Capital LP, at an exercise price of $2.09 per share. The warrants are exercisable beginning on November 10, 2023, and expire on November 10, 2027, pursuant to the terms and conditions of the warrants. The warrants are not indexed to the Company’s own stock and therefore meet the definition of a derivative liability. On November 13, 2023, 131,578 warrant shares vested in accordance with the terms. The warrants are liability classified instruments and were initially recorded as $84,251, which was the value determined using the Black-Scholes-Merton method using a term of 3.87 years, risk free interest rate of 3.93% and volatility of 90.0%. Laidlaw & Company Ltd. acted as the financial advisor to the Company in connection with the warrant and were paid a cash fee of $13,750. The warrants were exercised on May 22, 2024 in a cashless exercise and Alumni was issued 54,976 shares of Common Stock. The Company remeasured the warrant liability at the time of the exercise resulting in a value of $375,705. The loss on remeasurement of the warrant liability in the amount of $291,454 and $0 was included in other (expense) income for the years ended December 31, 2024 and December 31, 2023, respectively.

On November 17, 2023, the Company issued warrants concurrently with the Company’s registered direct offering to purchase an aggregate of up to 2,424,243 shares of its Common Stock to the investors in a registered direct offering at an exercise price of $1.86 per share (subject to customary adjustments set forth in the warrants). The warrants are exercisable six months following issuance and have a term of five years from the initial exercise date. The warrants contain customary anti-dilution adjustments to the exercise price, including share splits, share dividends, rights offerings and pro rata distributions. The warrants are not indexed to the Company’s own stock and therefore meet the definition of a derivative liability. The warrants are liability classified instruments and were initially recorded as $1,903,915, which was the value determined using the Black-Scholes-Merton method using a term of 5.38 years, risk free interest rate of 3.85% and volatility of 90.0%. In 2024, 909,091 warrants were exercised on various dates in cashless exercises and the investor was issued 458,726 shares of Common Stock. The Company remeasured the warrant liability of the exercised warrants at the time of exercise resulting in a value of $2,815,970. The loss on remeasurement of the warrant liability $3,101,533 and $0 was included in other (expense) income for the years ended December 31, 2024 and December 31, 2023, respectively.

On November 17, 2023, concurrently with the closing of the Company’s registered direct offering, the Company issued warrants to purchase an aggregate of 169,697 shares of its Common Stock to the Representative or its designees, at an exercise price of $2.06 per share. These representative’s warrants were exercisable beginning November 15, 2023, and expire on November 15, 2028, pursuant to their terms and conditions. The representative’s warrants are not indexed to the Company’s own stock and therefore meet the definition of a derivative liability. The representative’s warrants are liability classified instruments and were initially recorded as

$123,811, which was determined using the Black-Scholes-Merton method using a term of 4.88 years, risk free interest rate of 3.84% and volatility of 90.0%. As of December 31, 2024 and December 31, 2023, the Company remeasured the warrant liability resulting in a value of $230,038 and $123,811, respectively. The loss on remeasurement of the warrant liability in the amount of $106,227 and $0 is included in other (expense) income for the years ended December 31, 2024 and December 31, 2023, respectively.

Concurrently with the closing of the Company’s private placement on March 14, 2024, the Company issued warrants to purchase an aggregate of up to 2,496,318 shares of its Common Stock to the investors in the private placement, at an exercise price of $1.30 per share are exercisable beginning on September 14, 2024, and expire on September 14, 2029. The warrants issued were divided into two groups: warrants issued to directors and warrants issued to non-affiliated investors. The warrants to purchase 452,731 shares of the Company’s Common Stock issued to directors were deemed options issued under the MAIA 2021 Plan and are equity classified instruments, and the value of these warrants determined using the Black-Scholes-Merton method was $230,685 using a term of 5.5 years, risk free interest rate of 4.20% and volatility of 95%. The warrants to purchase 2,043,587 share of the Company’s Common Stock issued to non-affiliated investors were not indexed to the Company’s own stock and therefore met the definition of a derivative liability. The warrants issued to non-affiliated investors were liability classified instruments when issued and were initially recorded at a value of $2,049,600, which was determined using the Black-Scholes-Merton method using a term of 5.5 years, risk free interest rate of 4.20% and volatility of 95.0%. In May 2024, the Company amended the warrant agreements to adjust them to be indexed to the Company’s own stock, and they were therefore reclassed to equity classified instruments in a non-cash transaction. When the warrant agreements were amended, the Company remeasured the warrant liability resulting in a final warrant value of $5,089,063. The warrant liability for these warrants was removed and equity was increased by $5,089,063 to account for the equity classification. The loss on the remeasurement of the warrant liability in the amount of $3,039,463 and $0 is included in other (expense) income for the years ended December 31, 2024 and December 31, 2023, respectively.

Concurrently with the closing of the Company’s private placement offering on March 28, 2024, the Company issued warrants to purchase an aggregate of up to 578,643 shares of its Common Stock to the investors in the private placement at an exercise price of $2.55 per share. The warrants are exercisable beginning on September 28, 2024, and expire on September 28, 2029. The warrants were not indexed to the Company’s own stock and therefore meet the definition of a derivative liability. The warrants were liability classified instruments when issued and were initially recorded at a value of $1,190,111, which was determined using the Black-Scholes-Merton method using a term of 5.5 years, risk free interest rate of 4.20% and volatility of 95.0%. In May 2024, the Company amended the warrant agreements related to 437,031 warrants to adjust them to be indexed to the Company’s own stock, and they were therefore reclassed to equity classified instruments in a non-cash transaction. When the warrants agreements were amended, the Company remeasured the warrant liability resulting in a final warrant value of $1,011,562. The warrant liability for these 437,031 warrants was removed and equity was increased by $1,011,562 to account for the equity classification. The loss on the remeasurement of the warrant liability in the amount of $112,708 and $0 is included in other (expense) income for the years ended December 31, 2024 and December 31, 2023, respectively. The remaining 141,612 warrants remain liability classified instruments. As of December 31, 2024 and December 31, 2023, the Company remeasured the warrant liability, resulting in a value of $199,417 and $0, respectively. The gain on remeasurement of the warrant liability in the amount of $91,840 and $0 is included in other (expense) income for the years ended December 31, 2024 and December 31, 2023, respectively.

Concurrently with the closing of the Company’s private placement offering on April 25, 2024, the Company issued warrants to purchase an aggregate of up to 494,096 shares of its Common Stock to the investors in the private placement at an exercise price of $2.26 per share. The warrants are exercisable beginning on October 25, 2024, and expire on October 25, 2029. The warrants issued were divided into two groups: warrants issued to directors and warrants issued to non-affiliated investors. The warrants to purchase 167,157 shares of the Company’s Common Stock issued to directors were deemed options issued under the MAIA 2021 Plan (as defined below) and are equity classified instruments and the value of these warrants determined using the Black-Scholes-Merton method was $346,606 using a term of 5.5 years, risk free interest rate of 4.70% and volatility of 95%. The warrants to purchase 326,939 shares of the Company’s Common Stock issued to non-affiliated investors were not indexed to the Company’s own stock and therefore met the definition of a derivative liability. The warrants were liability classified instruments when issued and were initially recorded at a value of $677,919, which was determined using the Black-Scholes-Merton method using a term of 5.5 years, risk free interest rate of 4.70% and volatility of 95.0%. In May 2024, the Company amended these warrant agreements to adjust them to be indexed to the Company’s own stock, and they were therefore reclassed to equity classified instruments in a non-cash transaction. When the warrant agreements were amended, the Company remeasured the warrant liability resulting in a final warrant value of $769,671. The warrant liability for these warrants were removed and equity was increased by $769,671 to account for the equity classification. The loss on the remeasurement of the warrant liability in the amount of $91,572 and $0 is included in other (expense) income for the years ended December 31, 2024 and December 31, 2023, respectively.

Concurrently with the closing of the Company’s private placement offering on November 1, 2024, the Company issued warrants to purchase an aggregate of up to 1,079,784 shares of its Common Stock to the investors in the private placement at an exercise price of $2.51 per share. The warrants are exercisable beginning on May 1, 2025, and expire on May 1, 2030. The warrants issued were divided into two groups: warrants issued to directors and warrants issued to non-affiliated investors. The warrants to purchase 232,800 shares of the Company’s Common Stock issued to directors were deemed options issued under the MAIA 2021 Plan (as defined below) and are equity classified instruments and the value of these warrants determined using the Black-Scholes-Merton method was $494,851 using a term of 5.5 years, risk free interest rate of 4.22% and volatility of 95%. The warrants to purchase 846,984 shares of the Company’s Common Stock issued to non-affiliated investors are indexed to the Company’s own stock, and they were therefore equity classified instruments and the value of these warrants determined using the Black-Scholes-Merton method was $1,800,389 using a term of 5.5 years, risk free interest rate of 4.22% and volatility of 95%.

Concurrently with the closing of the Company’s private placement offering on December 13, 2024, the Company issued warrants to purchase an aggregate of up to 507,364 shares of its Common Stock to the investors in the private placement at an exercise price of $2.08 per share. The warrants are exercisable beginning on June 13, 2025, and expire on June 13, 2030. The warrants issued were divided into two groups: warrants issued to directors and warrants issued to non-affiliated investors. The warrants to purchase 78,418 shares of the Company’s Common Stock issued to directors were deemed options issued under the MAIA 2021 Plan (as defined below) and are equity classified instruments and the value of these warrants determined using the Black-Scholes-Merton method was $116,151 using a term of 5.5 years, risk free interest rate of 4.25% and volatility of 95%. The warrants to purchase 428,946 shares of the Company’s Common Stock issued to non-affiliated investors are indexed to the Company’s own stock and they were therefore equity classified instruments and the value of these warrants determined using the Black-Scholes-Merton method was $635,345 using a term of 5.5 years, risk free interest rate of 4.25% and volatility of 95%.

	Warrants Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years
Balance at January 1, 2024	3,650,278	$2.82	5.00
Issued	4,225,099	1.87	—
Exercised	(1,157,201)	1.98	—
Expired	—	—	—
Balance at December 31, 2024	6,718,176	$2.37	4.56

	Warrants Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years
Balance at January 1, 2023	796,985	$6.04	5.16
Issued	2,853,293	1.93	—
Exercised	—	—	—
Expired	—	—	—
Balance at December 31, 2023	3,650,278	$2.82	5.00

The Company's warrant liability, which relates to warrants to purchase shares of common stock, is measured at fair value at each reporting period and changes in fair value are recorded in other income (expense) within the statement of operations until the warrants are exercised, expire, or are reclassified to stockholders' equity. The weighted-average fair values of warrants issued during the years ended December 31, 2024 and 2023 were $1.87 and $1.93, respectively. The warrants vested as of December 31, 2024 and 2023 were 5,442,246 and 3,650,278, respectively.

	2024	2023
Risk-free interest rate	4.2% - 4.7%	3.8% - 4.6%
Expected term (in years)	5.5	3.6 - 5.4
Expected volatility	95%	85% - 92%
Expected dividend yield	—%	—%

MAIA Biotechnology, Inc. Stock Award Plans

In 2018, the Company adopted the MAIA Biotechnology, Inc. 2018 Stock Option Plan (the “MAIA 2018 Plan”). MAIA’s board of directors administers the MAIA Plan for the purposes of attracting, retaining, and motivating key employees, directors, and consultants of MAIA. The terms of the MAIA 2018 Plan continue to govern the 1,773,912 options outstanding in the plan of December 31, 2024.

In 2020, the Company adopted the MAIA Biotechnology, Inc. Amended and Restated 2020 Equity Incentive Plan (the “MAIA 2020 Plan’’), also administered by the board of directors. The MAIA 2020 Plan permitted awards to take the form of stock options, restricted stock and restricted stock units. The terms of the MAIA 2020 Plan continue to govern the 3,503,589 options outstanding in the plan as of December 31, 2024. There are no shares reserved for future issuance in the MAIA 2018 Plan or the MAIA 2020 Plan.

On August 1, 2022 the Company approved the MAIA Biotechnology, Inc. 2021 Equity Incentive Plan (the “MAIA 2021 Plan’’) with 1,909,518 shares of Common Stock reserved for issuance. On May 25, 2023, the MAIA 2021 Plan was amended to include an automatic increase to the plan in an amount equal to ten percent (10%) of the total number of shares of stock outstanding on a fully diluted basis on December 31 of the preceding calendar year (the “Increase Date”); provided that, the board of directors may act prior to any Increase Date to provide that there will be no increase for such year or that the increase for such year will be a lesser number of shares of stock. Pursuant to the automatic increase provision, on May 25, 2023, the amount reserved for issuance under the MAIA 2021 Plan increased by 1,956,993 based on the fully diluted shares outstanding as of December 31, 2022. Pursuant to the automatic increase provision, on April 23, 2024, the amount reserved for issuance under the MAIA 2021 Plan increased by 2,838,668 based on the fully diluted shares outstanding as of December 31, 2023. As of December 31, 2024, there were 1,790,744 shares of Common Stock available for future issuance under the MAIA 2021 Plan and 4,492,491 options outstanding in the MAIA 2021 Plan. On December 31, 2024, the Company’s board of directors increased the amount of shares available under the 2021 Plan by 2,250,000 shares effective January 1, 2025 pursuant to the annual increase provision, based on the fully diluted shares outstanding as of December 31, 2024 (and the discretion of the board to authorize less than 10% of such amount).

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

As of December 31, 2024, stock options and restricted stock have been awarded pursuant to the MAIA stock award plans.

The following table summarizes the activity and information regarding MAIA's outstanding and exercisable options classified as equity awards as of December 31, 2024:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Balance at January 1, 2024	7,750,152	$2.53	7.30	—
Granted	3,043,874	2.41
Exercised	(120,110)	1.81
Cancelled/forfeited	(903,924)	3.30
Balance at December 31, 2024	9,769,992	$2.43	6.68	$1,592,474
Options exercisable at December 31, 2024	7,628,139	$2.43	6.14	$1,345,900

The value of option grants are calculated using the Black-Scholes-Merton option pricing model with the following assumptions for options granted during the years ended December 31, 2024 and 2023.

	2024	2023
Risk-free interest rate	3.51% - 4.77%	3.64% - 4.89%
Expected term (in years)	5 - 6.25	5 - 6.25
Expected volatility	95.0% - 152.5%	99.6% - 117.4%
Expected dividend yield	—	—

The weighted-average fair values of stock options issued during the years ended December 31, 2024 and 2023 were $2.41 and $2.55, respectively. As of December 31, 2024, the total unrecognized compensation related to unvested employee and non-employee stock option awards granted was $2,667,623 which the Company expects to recognize over a weighted average period of approximately 2.20 years.

Stock based compensation related to the Company’s stock plans are as follows:

	Years Ended
	December 31,
	2024	2023
General and administrative	$1,274,206	$1,496,383
Research and development	638,538	1,592,920
Total stock-based compensation	$1,912,744	$3,089,303

6. EMPLOYEE RETIREMENT PLAN

Our eligible employees have been permitted to participate in our 401(k) beginning October 1, 2022. Participation in the 401(k) plan is offered for the benefit of our employees, including our named executive officers, who remain employed with us, and who satisfy certain eligibility requirements. We match employee contributions using a benchmark to industry standards. The Company will make a safe harbor matching contribution equal to 100% of employee salary deferrals that do not exceed 1% of their compensation plus 50% of their salary deferrals between 1% and 6% of their compensation. The 2024 Company match is immaterial. Under the 401(k) plan, eligible employees may elect to defer a portion of their compensation, within the limits prescribed by the Code, on a pre-tax or after-tax (Roth) basis, through contributions to the 401(k) plan. The 401(k) plan is intended to qualify under Sections 401(a) and 501(a) of the Code. As a tax-qualified retirement plan, pre-tax contributions to the 401(k) plan and earnings on those pre-tax contributions are not taxable to the employees until distributed from the 401(k) plan, and earnings on Roth contributions are not taxable when distributed from the 401(k) plan.

7. COMMITMENTS AND CONTINGENCIES

Legal

From time to time, the Company is involved in legal actions and claims arising in the normal course of business. Management believes there are no matters which will have a material adverse effect on the Company's financial position, operations or cash flows.

Patent Licensing, Sponsored Research, and Patent & Technology Agreements

THIO - In November 2018 and as amended in December 2020, the Company entered into a Global Patent Licensing Agreement (“PLA”) titled “Patent and Technology License Agreement AGT. NO. L2264 - MAIA Biotechnology” with the University of Texas Southwestern (“UTSW”) to license patent families for a specific compound (“THIO”) from UTSW to MAIA. The agreement, as amended, has a term of 20 years. The agreement requires MAIA to reimburse UTSW for agreed-upon expenses related to THIO. The agreement requires certain payments upon assignment of the license to a third party as well as upon reaching specific milestones, ranging between $1,000,000 and $50,000,000, not to exceed a combined milestone payment total of $112,000,000. As of December 31, 2024, no assignment has occurred and none of the defined milestones have been completed and therefore no payments are due to UTSW related to the milestones. The agreement requires royalties of 2-4% (depending on THIO reaching specified sales levels in the respective jurisdictions) royalty payments on net sales up to $1,000,000,000, and 2.5-5% on net sales above $1,000,000,000.

Also in December 2020, the Company entered into a second license agreement with UTSW titled “Patent and Technology License Agreement AGT. NO. L3648 — MAIA Biotechnology” pursuant to which UTSW is licensing an additional compound to MAIA. The agreement has a term of 20 years and requires the Company to reimburse UTSW for certain agreed-upon expenses. The agreement requires certain payments upon assignment of the license to a third party as well as upon reaching specific milestones, ranging between $1,000,000 and $50,000,000, not to exceed a combined milestone payment total of $112,000,000. As of December 31, 2024, no assignment has occurred and none of the defined milestones have been completed and therefore no payments are due to UTSW related to the milestones.

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

Regeneron - In February 2021, the Company reached an agreement with Regeneron Pharmaceuticals, Inc. ("Regeneron") to perform one clinical trial for the treatment of patients with Non-Small Cell Lung Cancer (NSCLC) involving a Regeneron drug candidate that utilizes one of the Company's compounds/agents. The Company is responsible for all costs of the study with Regeneron supplying their drug cemiplimab representing a cost savings for the Company. The overall term of the agreement is for five years unless earlier terminated for certain reasons as defined in the agreement. Either party may terminate a study plan in the event that patient screening for the clinical study does not commence within twelve (12) months after (a) the Effective Date, with respect to the initial study, or (b) the execution of the applicable study plan, with respect to each other study. If either party terminates a study plan, the Company shall reimburse Regeneron for the Regeneron product it received in connection with such study plan based on the actual out-of-pocket cost to Regeneron of such Regeneron product. The THIO-101 study protocol was amended in December 2024 to increase the number of patients enrolled in an expansion arm to further evaluate efficacy of the treatment in third-line NSCLC patients resistant to checkpoint inhibitor and chemotherapy. As of December 31, 2024 neither party has terminated the agreement.

BeiGene - In December 2024, the Company reached an agreement with BeiGene Swizerland GmbH, ("BeiGene") to perform certain clinical trials for the treatment of patients with small cell lung cancer (SCLC), liver cancer (HCC), and colorectal cancer (CRC) involving a BeiGene drug candidate that utilizes one of the Company's compounds/agents. The Company is responsible for all costs of the study with BeiGene supplying their drug tislelizumab representing a cost savings for the Company. The overall term of the agreement is for seven years unless earlier terminated for certain reasons as defined in the agreement. As of December 31, 2024 neither party has terminated the agreement.

8. INCOME TAXES

The Company's net deferred tax assets consist of the following components:

	December 31,
	2024	2023
Deferred tax assets:
Net operating loss carryforwards	$8,238,806	$5,226,712
Stock-based compensation	1,753,825	1,378,351
Research and development	4,622,097	3,183,980
Accrued compensation	524,012	584,001
Other	49,420	—
Total net deferred tax assets before valuation allowance	15,188,160	10,373,044
Valuation allowance	(15,188,160)	(10,373,044)
Net deferred tax asset	$—	$—

At December 31, 2024, the Company has unused U.S. federal and state net operating loss (“NOL”) carryforwards of $35.5 million that may be applied against future taxable income. The state NOL carryforwards begin to expire in 2030. The U.S. federal NOL carryforwards may be carried forward indefinitely, however are limited to 80 percent of taxable income. The Company has unused Australian NOL carryforwards of $0.2 million that may be carried forward indefinitely. The Company has unused U.S. federal research and development (“R & D”) tax credits of $0.5 million that begin to expire in 2041.

The use of the Company’s NOL and R & D credit carryforwards may, however, be subject to limitations as a result of an ownership change. A corporation undergoes an “ownership change,” in general, if a greater than 50% change (by value) in its equity ownership by one or more five‑percent stockholders (or certain groups of non-five-percent stockholders) over a three-year period occurs. After such an ownership change, the corporation’s use of its pre-change NOL carryforwards and other pre‑change tax attributes to offset its post-change income is subject to an annual limitation determined by the equity value of the corporation on the date the ownership change occurs multiplied by a rate determined monthly by the Internal Revenue Service.

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

In accordance with ASC 740, “Income Taxes,” the Company recorded a valuation allowance to fully offset its deferred tax assets, because it is not more likely than not that the Company will realize future benefits associated with these deferred tax assets at December 31, 2024 and 2023.The valuation allowance increased by approximately $4.8 million and $4.1 million during the years ended December 31, 2024 and 2023, respectively, mainly due to increases in the NOL carryforward and other deferred tax assets. The Company will continue to assess the realizability of the deferred tax assets at each interim and annual balance sheet date based upon actual and forecasted operating results.

The Company incurred a pretax book loss of approximately $23.3 million for the year ended December 31, 2024, and approximately $19.8 million for the year ended December 31, 2023.

No provision or benefit for U.S. federal, state, or foreign income taxes has been recorded for the years ended December 31, 2024 and 2023, mainly due to net losses incurred by the Company. A provision of approximately $2 thousand for Romanian income tax was recorded for the year ended December 31, 2024. No provision for Romanian income tax was recorded for the year ended December 31, 2023, due to a tax exemption.

The income tax benefit differs from the benefit that would result from applying federal statutory rates to loss before income taxes as follows:

	December 31,
	2024	2023
Statutory federal income tax rate	21.0%	21.0%
State taxes, net of federal tax benefit	6.3%	1.1%
Stock-based compensation	(0.9)%	(2.2)%
Warrant amendments	(6.0)%	—%
Other nondeductible expenses/(nontaxable income)	0.3%	1.0%
Change in valuation allowance	(20.7)%	(20.9)%
Income tax benefit	—%	—%

The Company accounts for uncertain tax positions in accordance with the provisions of ASC 740. When uncertain tax positions exist, the Company recognizes the tax benefit of tax positions to the extent that the benefit would more likely than not be realized assuming examination by the taxing authority. The determination as to whether the tax benefit will more likely than not be realized is based upon the technical merits of the tax position as well as consideration of the available facts and circumstances. The Company recognizes any interest and penalties accrued related to unrecognized tax benefits as income tax expense. The Company did not have any significant unrecognized tax benefits during the years ended December 31, 2024 and 2023. The Company files income tax returns in the U.S. federal jurisdiction, several U.S. States, Australia, and Romania. The Company’s tax returns since inception remain open to examination by the taxing authorities.

9. SEGMENT INFORMATION

The Company operates in one reportable segment. This determination is based on the Company's structure, the manner in which the chief operating decision maker ("CODM") reviews the operating results to assess performance and allocate resources, and the nature of the Company's operations. The CODM, who is the Chief Executive Officer, regularly reviews consolidated financial information, such as consolidated net loss. The CODM's review is for the purpose of assessing performance and making decisions about resource allocation. See our consolidated financial statement in Part II, "Item 8, Financial Statements and Supplementary Data", and Note 1, "Description of Business, Organization, and Principles of Consolidation" for additional information about these line items and the related accounting policies.

10. SUBSEQUENT EVENTS

Issuance of Options

From January 1 to March 21, 2025, the Company issued 456,545 options at a weighted exercise price of $1.41 to employees and consultants.

At-The-Market Offering with H.C. Wainwright

Since January 1, 2025, the Company has sold 666,323 shares of Common Stock at an average price of $2.28 per share, resulting in aggregate gross proceeds of approximately $1,521,092, for which it paid Wainwright approximately $45,633 in commissions, resulting in net proceeds to the Company of approximately $1,475,458. The Company anticipates that the at-the-market offering will continue throughout the next reporting period.

Private Placement

On February 24, 2025, we issued and sold 1,810,000 shares of our Common Stock and warrants to purchase 1,810,000 shares of our Common Stock in a private placement to certain accredited investors and to our participating directors pursuant to securities purchase agreements dated February 18, 2025 at a price of $1.50 per share, for which we received gross proceeds of approximately $2.72 million. The warrants are exercisable at a price per Share of $1.87, which price represents the greater of the book or market value of the stock on the date the purchase agreement was executed, are exercisable commencing one-year following issuance and have a term of six years from the initial issuance date. The securities sold to our directors participating in the February 24, 2025 private placement were issued pursuant to the MAIA 2021 Plan.

On March 3, 2025, we issued and sold 952,633, shares of our Common Stock and warrants to purchase 952,633 shares of our Common Stock in a private placement to certain accredited investors and to our participating directors pursuant to securities purchase agreements dated February 24, 2025 at a price of $1.50 per share, for which we received gross proceeds of approximately $1.43 million. The warrants are exercisable at a price per Share of $1.85, which price represents the greater of the book or market value of the stock on the date the purchase agreement was executed, are exercisable commencing one-year following issuance and have a term of six years from the initial issuance date.

Related Party Participation in Private Placement

The following Company directors participated in the aforementioned February 24, 2025 private placement as follows: (i) Stan Smith purchased 50,000 shares of Common Stock and warrants to purchase up to 50,000 shares of Common Stock for an aggregate purchase price of approximately $75,000; and (ii) Ramiro Guerrero purchased 73,333 shares of Common Stock and warrants to purchase up to 73,333 shares of Common Stock for an aggregate purchase price of approximately $110,000. In addition, FGMK Business Holdings, LLC, a 5% stockholder purchased 1,350,000 shares of Common Stock and warrants to purchase up to 1,350,000 shares of the Company’s Common Stock for an aggregate purchase price of approximately $2.025 million.

The following Company directors participated in the aforementioned March 3, 2025 private placement as follows: (i) Stan Smith purchased 25,000 shares of Common Stock and warrants to purchase up to 25,000 shares of Common Stock for an aggregate purchase price of approximately $37,500; (ii) Ramiro Guerrero purchased 33,333 shares of Common Stock and warrants to purchase up to 33,333 shares of Common Stock for an aggregate purchase price of approximately $50,000.

These subsequent events may have a material impact on the Company’s financial position, results of operations, and cash flows in future periods, and they are disclosed here for informational purposes. Investors should consider the potential impact of these events on their assessments of the Company’s financial condition and performance.