Form 10-Q
period 2025-03-31
MAIA Biotechnology, Inc.
filed 2025-05-09
CIK 1878313

b

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of May 9, 2025, the registrant had 30,307,313 shares of common stock, $0.0001 par value per share, outstanding.

t

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

For a discussion of some of the factors that may affect our business, results and prospects, see “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the Securities and Exchange Commission (“SEC”) on March 21, 2025 and in our other reports we file with the SEC, including our Quarterly Reports on Form 10-Q and Current Reports on Form 8-K. Readers are also urged to carefully review and consider the various disclosures made by us in this Report and in our other reports we file with the SEC, including our Quarterly Reports on Forms 10-Q and Current Reports on Form 8-K, and those described from time to time in our press releases and other communications, which attempt to advise interested parties of the risks and factors that may affect our business, prospects and results of operations.

Unless the context indicates or otherwise requires, “the Company,” “our Company,” “we,” “us,” and “our” refer to MAIA Biotechnology, Inc., a Delaware corporation, and its consolidated subsidiaries.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

MAIA Biotechnology, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

	March 31, 2025	December 31, 2024

ASSETS
Current assets:
Cash	$10,863,296	$9,601,298
Prepaid expenses and other current assets	920,472	473,834
Australia research and development incentives receivable	78,084	77,347
Total current assets	11,861,852	10,152,479
Other assets	2,800	2,800
Total assets	$11,864,652	$10,155,279
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,841,369	$1,512,436
Accrued expenses	3,216,142	2,317,602
Total current liabilities	5,057,511	3,830,038
Long term liabilities:
Warrant liability	1,864,616	2,690,605
Total liabilities	6,922,127	6,520,643
Commitments and contingencies (Note 7)
Stockholders' equity (deficit)
Preferred stock, $0.0001 par value, 30,000,000 shares authorized at March 31, 2025 and December 31, 2024, 0 shares issued and outstanding	—	—
Common stock, $0.0001 par value, 70,000,000 shares authorized at March 31, 2025 and December 31, 2024, 29,587,314 and 26,157,788 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	2,959	2,616
Additional paid-in capital	96,729,813	90,897,468
Accumulated deficit	(91,752,092)	(87,234,833)
Accumulated other comprehensive loss	(38,155)	(30,615)
Total stockholders' equity	4,942,525	3,634,636
Total liabilities and stockholders' equity	$11,864,652	$10,155,279

See the accompanying notes to the unaudited condensed consolidated financial statements.

MAIA Biotechnology, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,

	2025	2024
Operating expenses:
Research and development expenses	$3,197,532	$2,320,742
General and administrative expenses	2,227,899	1,628,134
Total operating expenses	5,425,431	3,948,876
Loss from operations	(5,425,431)	(3,948,876)
Other income (expense):
Interest income	82,183	44,118
Australian research and development incentives	—	18,601
Change in fair value of warrant liability	825,989	(4,181,298)
Other income (expense) net:	908,172	(4,118,579)
Net loss	$(4,517,259)	$(8,067,455)
Net loss per share
Basic and diluted	$(0.16)	$(0.46)
Weighted average common shares outstanding basic and diluted	27,696,550	17,601,407

See the accompanying notes to the unaudited condensed consolidated financial statements.

MAIA Biotechnology, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

	Three Months Ended March 31,

	2025	2024
Net loss	$(4,517,259)	$(8,067,455)
Foreign currency translation adjustment	(7,540)	(13,786)
Comprehensive loss	$(4,524,799)	$(8,081,241)

See the accompanying notes to the unaudited condensed consolidated financial statements.

MAIA Biotechnology, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Stockholders' Equity (Deficit) (Unaudited)

For the Three Months Ended March 31,
2025
	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance at December 31, 2024	—	$—	26,157,788	$2,616	$90,897,468	$(87,234,833)	$(30,615)	$3,634,636
Exercise of stock options	—	—	570	—	844	—	—	844
Stock-based compensation expense	—	—	—	—	371,472	—	—	371,472
Issuance of common shares in connection with At-The-Market financing, net of $130,220 of issuance costs	—	—	666,323	67	1,390,804	—	—	1,390,871
Issuance of common shares in connection with the Private Placement Offerings, net of $74,448 of issuance costs	—	—	2,762,633	276	2,390,457	—	—	2,390,733
Issuance of warrants in connection with the Private Placement Offerings	—	—	—	—	1,678,768	—	—	1,678,768
Foreign currency translation adjustment	—	—	—	—	—	—	(7,540)	(7,540)
Net loss	—	—	—	—	—	(4,517,259)	—	(4,517,259)
Balance at March 31, 2025	—	$—	29,587,314	$2,959	$96,729,813	$(91,752,092)	$(38,155)	$4,942,525

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

MAIA Biotechnology, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,

	2025	2024
Cash flows from operating activities:
Net loss	$(4,517,259)	$(8,067,455)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	371,472	349,965
Consulting expense for restricted shares issued	—	11,500
Change in fair value of warrant liability	(825,989)	4,181,298
Change in operating assets and liabilities:
Prepaid expenses and other current assets	(456,752)	67,091
Australia research and development incentives receivable	—	(18,602)
Other receivables	—	(71,856)
Accounts payable	359,070	237,018
Accrued expenses	867,184	(275,759)
Net cash used in operating activities	(4,202,274)	(3,586,800)
Cash flows from financing activities:
Proceeds from exercise of stock options	844	—
Proceeds from private placement round 1 2024	—	2,920,696
Proceeds from private placement round 2 2024	—	1,327,990
Proceeds from private placement round 1 2025	2,715,000	—
Proceeds from private placement round 2 2025	1,428,949	—
Proceeds from At-The-Market offering	1,521,091	745,251
Payment of offering transactions costs	(204,668)	(276,889)
Net cash provided by financing activities	5,461,216	4,717,048
Net effect of foreign currency exchange on cash	3,056	(9,494)
Net increase in cash	1,261,998	1,120,754
Cash at beginning of period	9,601,298	7,150,695
Cash at end of period	$10,863,296	$8,271,449
Supplemental disclosure of cash flow information:
Warrants issued in connection with private placement offering 1 2024	$—	$2,049,600
Warrants issued in connection with private placement offering 2 2024	$—	$1,190,111
Warrants issued in connection with private placement offering 1 2025	$2,416,223	$—
Warrants issued in connection with private placement offering 2 2025	$1,240,185	$—

See the accompanying notes to the unaudited condensed consolidated financial statements.

MAIA Biotechnology, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

1.
NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business, Organization, and Principles of Consolidation

MAIA Biotechnology, Inc. and subsidiaries (collectively, “the Company”) is a biopharmaceutical company that develops oncology drug candidates to improve and extend the lives of people with cancer. MAIA Biotechnology, Inc. (“MAIA”) was incorporated in the state of Delaware on August 3, 2018. These condensed consolidated financial statements include the accounts of MAIA and its subsidiaries, as follows:

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

Going Concern Considerations

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

To date, the Company has incurred recurring losses, negative cash flow from operations and has accumulated a deficit of $91,752,092 from the Company’s inception through March 31, 2025. As of March 31, 2025, the Company had $10,863,296 in cash and working capital of approximately $6,804,341.

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

Basis of Presentation and Consolidation Principles

The accompanying condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. The condensed consolidated financial statements may not include all disclosures required by GAAP; however, the Company believes that the disclosures are adequate to make the information presented not misleading. These unaudited condensed financial statements should be read in conjunction with the audited financial statements and the notes thereto for the fiscal year ended December 31, 2024 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 21, 2025. The condensed consolidated balance sheet as of December 31, 2024 was derived from such audited financial statements.

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

Segment Information

Operating segments are defined as components of an enterprise about which separate discrete information is available for evaluation by the chief operating decision-maker ("CODM") in deciding how to allocate resources and assess performance. The Company and the Company’s chief operating decision-maker, the Company’s Chief Executive Officer, view the Company’s operations and manage its business as a single operating segment, which is the business of discovering and developing products for the treatment of immunotherapies for cancer. Management has determined that the Company operates in one segment, given the common nature of its operations. For additional information, see Note 8 - Segment Information.

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

Off-Balance Sheet Risk and Concentrations of Credit Risk

The Company has no significant off-balance sheet risks, such as foreign exchange contracts, option contracts, or other foreign hedging arrangements. Cash accounts are maintained at financial institutions that potentially subject the Company to concentrations of credit risk. As of March 31, 2025 and December 31, 2024, substantially all of the Company’s cash was deposited in accounts at two financial institutions. The Company maintains its cash deposits, which at times may exceed the federally insured limits, with a reputable financial institution, and accordingly, the Company believes such funds are subject to minimal credit risk.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with maturities of three months or less to be cash equivalents. As of March 31, 2025 and December 31, 2024, cash includes cash in depository bank accounts. The Company had no cash equivalents as of March 31, 2025 or December 31, 2024.

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

Fair value measurements discussed herein are based upon certain market assumptions and pertinent information available to management as of and during the three months ended March 31, 2025, and as of and during the twelve months ended December 31, 2024. The carrying amount of accounts payable approximated fair value, as they are short term in nature. The fair value of warrants issued for services is estimated based on the Black-Scholes-Merton model during the three months ended March 31, 2025. The estimated fair value of warrants issued to underwriters represented Level 3 measurements.

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

As part of the process of preparing the condensed consolidated financial statements, the Company is required to estimate its accrued expenses. This process involves reviewing quotations and contracts, identifying services that have been performed on the Company’s behalf and estimating the level of service performed and the associated cost incurred for the service when the Company has not yet been invoiced or otherwise notified of the actual cost. The majority of the Company’s service providers invoice the Company monthly in arrears for services performed or when contractual milestones are met. The Company makes estimates of its accrued expenses as of each balance sheet date in our condensed consolidated financial statements based on facts and circumstances known to the Company at that time. The Company periodically confirms the accuracy of its estimates with the service providers and makes adjustments if necessary. The estimates in the Company’s accrued research and development expenses are related to expenses incurred with respect to contract research organizations (“CROs”), contract manufacturing organizations (“CMOs”), and other vendors in connection with research and development and manufacturing activities.

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

During the three months ended March 31, 2025, there were no issuance of restricted shares of Common Stock. During the three months ended March 31, 2024, 12,500 restricted shares of Common Stock were issued for consulting services. The fair value of restricted stock awards is based on the Common Stock price.

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

The following table summarizes the Company’s potentially dilutive securities, in common share equivalents, which have been excluded from the calculation of dilutive loss per share as their effect would be anti-dilutive:

	Three Months Ended March 31,
	2025	2024
Shares issuable upon exercise of stock options	10,904,814	8,060,978
Shares issuable upon exercise of warrants	9,299,143	6,272,508

Recent Accounting Standards

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

2. RELATED PARTY TRANSACTIONS

Consulting Services

The consulting firm FGMK, LLC and its affiliate FGMK Business Holdings, LLC beneficially owned more than 5% of the stock of the Company and is therefore a related party. The Company expensed $11,445 as of March 31, 2025 related to accounting, tax and valuation services. In addition, FGMK Business Holdings, LLC participated in the February 2025 private placement and purchased 1,350,000 shares of the Company’s Common Stock and warrants to purchase 1,350,000 shares of the Company’s Common Stock for an aggregate purchase price of approximately $2,025,000.

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

Private Placement

The following Company directors participated in the February 2025 private placement as follows: (i) Stan Smith purchased 50,000 shares of our Common Stock and warrants to purchase up to 50,000 shares of our Common Stock for an aggregate purchase price of $75,000; (ii) Ramiro Guerrero purchased 73,333 shares of our Common Stock and warrants to purchase up to 73,333 shares of our Common Stock for an aggregate purchase price of $110,000.

The following Company directors participated in the March 2025 private placement as follows: (i) Stan Smith purchased 25,000 shares of our Common Stock and warrants to purchase up to 25,000 shares of our Common Stock for an aggregate purchase price of $37,500; (ii) Ramiro Guerrero purchased 33,333 shares of our Common Stock and warrants to purchase up to 33,333 shares of our Common Stock for an aggregate purchase price of $50,000.

3. ACCRUED EXPENSES

As of March 31, 2025 and December 31, 2024 accrued expenses consisted of the following:

	March 31,	December 31,
	2025	2024
Bonus	$1,227,667	$941,098
Professional fees	287,606	123,317
Research and development costs	1,391,612	1,035,355
Other	309,257	217,832
Total accrued expenses	$3,216,142	$2,317,602

4.
FAIR VALUE OF FINANCIAL LIABILITIES

Derivative Liability

Financial liabilities consisting of warrant liabilities measured at fair value on a recurring basis are summarized below. The fair value of the warrant liabilities recorded are as follows:

	Fair value at March 31, 2025
	Total	Level 1	Level 2	Level 3
Liabilities:
Warrant liability	1,864,616	—	—	1,864,616
Total liabilities	$1,864,616	$—	$—	$1,864,616

	Fair value at December 31, 2024
	Total	Level 1	Level 2	Level 3
Liabilities:
Warrant liability	2,690,605	—	—	2,690,605
Total liabilities	$2,690,605	$—	$—	$2,690,605

The table below provides a summary of the changes in fair value of the warrant liabilities measured on a recurring basis using significant unobservable inputs (Level 3):

	Three Months Ended March 31,
Warrant liabilities:	2025	2024
Balance, beginning of period	$2,690,605	$2,152,188
Issuance of warrants	—	3,239,711
Exercise of warrants	—	—
Amendment of warrants	—	—
(Gain) loss on fair value of warrant liability	(825,989)	4,181,298
Balance, end of period	$1,864,616	$9,573,197

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

At-the-Market Equity Offering

On February 14, 2024, the Company entered into an At The Market Offering Agreement (the “ATM Agreement”) with H.C. Wainwright & Co., LLC (“Wainwright”), to sell shares of its Common Stock, par value $0.0001 per share, (the “Shares”) having an aggregate sales price of up to $1,445,000, from time to time, through an at-the-market offering program under which Wainwright will act as sales agent. The sales, if any, of the Shares made under the ATM Agreement will be made by any method permitted by law deemed to be an “at-the-market offering” as defined in Rule 415 promulgated under the Securities Act of 1933, as amended (the “Securities Act”). Effective March 25, 2024, the Company filed a prospectus supplement to amend, supplement and supersede certain information contained in the earlier prospectus and prospectus supplement, which increased the number of Shares the Company may offer and sell under the ATM Agreement to an aggregate offering price of up to $4,950,000, from time to time. During the quarter ended March 31, 2024, the Company sold 507,754 shares of Common Stock at an average price of approximately $1.47 per share, resulting in aggregate gross proceeds of approximately $745,251, for which it paid Wainwright approximately $22,357 in commissions and other issuance costs of $157,271, resulting in net proceeds to the Company of approximately $565,623.

Effective December 23, 2024, the Company filed a prospectus supplement to amend, supplement and supersede certain information contained in the earlier prospectus and prospectus supplement, which increased the number of Shares the Company may offer and sell under the ATM Agreement to an aggregate offering price of up to $30,000,000 from time to time. Effective March 22, 2025, the Company filed a prospectus supplement to amend, supplement and supersede certain information contained in the earlier prospectus and prospectus supplement, which decreased the number of Shares the Company may offer and sell under the ATM Agreement to an aggregate offering price of up to $11,200,000 from time to time. During the quarter ended March 31, 2025, the Company sold 666,323 shares of Common Stock at an average price of approximately $2.28 per share, resulting in aggregate gross proceeds of approximately $1,521,091, for which it paid Wainwright approximately $45,633 in commissions and other issuance costs of $84,587, resulting in net proceeds to the Company of approximately $1,390,871.

Private Placement

On February 24, 2025, the Company issued and sold 1,810,000 shares of its Common Stock and warrants to purchase 1,810,000 shares of its Common Stock in a private placement to certain accredited investors and Company directors pursuant to securities purchase agreements dated February 18, 2025 at a price per share of $1.50 for which the Company received gross proceeds of approximately $2.7 million. The warrants are exercisable at a price per share of $1.87, are exercisable commencing one year following issuance, have a term of six years from the issuance date, and expiring on February 24, 2031. The securities sold to Company directors participating in the private placement were issued pursuant to the MAIA Biotechnology, Inc. 2021 Equity Incentive Plan (the “MAIA 2021 Plan”).

On March 3, 2025, the Company issued and sold 952,633 shares of its Common Stock and warrants to purchase 952,633 shares of its Common Stock in a private placement to certain accredited investors and Company directors pursuant to securities purchase agreements dated February 25, 2025 at a price per share of $1.50 for which the Company received gross proceeds of approximately $1.4 million. The warrants are exercisable at a price per share of $1.85, are exercisable commencing one year following issuance, have a term of six years from the issuance date, and expiring on March 3, 2031. The securities sold to Company directors participating in the private placement were issued pursuant to the MAIA Biotechnology, Inc. 2021 Equity Incentive Plan (the “MAIA 2021 Plan”).

MAIA Biotechnology, Inc. Restricted Stock Awards

During the three months ended March 31, 2025, the Company had no expense related to restricted shares of Common Stock. There are no unvested restricted shares as of March 31, 2025.

During the three months ended March 31, 2024, the Company expensed $11,500 to consulting expense related to the grant of 12,500 restricted shares of Common Stock. There were no unvested restricted shares March 31, 2024.

MAIA Stock Warrants

Concurrently with the closing of the IPO, the Company issued warrants to purchase an aggregate of up to 100,000 shares of its Common Stock to the representative or its designees, at an exercise price of $6.25 per share (the “Representative’s Warrants”). The Representative’s Warrants were exercisable beginning on January 23, 2023, and expire on July 27, 2027, pursuant to their terms and conditions. On August 3, 2023, concurrently with the full exercise of the representative’s over-allotment option, the Company issued additional Representative’s Warrants to purchase an aggregate of up to 15,000 shares of its Common Stock to the representative or its designees on the same terms. The Representative’s Warrants are not indexed to the Company’s own stock and therefore meet the definition of a derivative liability. The Representative’s Warrants are liability classified instruments and were initially recorded at a value of $343,735, which was determined using the Black-Scholes-Merton method using a term of five years, risk free interest rate of 2.82% and volatility of 77.5%. As of March 31, 2025 and December 31, 2024, the Company remeasured the warrant liability resulting in a value of $45,404 and $71,672 respectively. The gain on remeasurement of the warrant liability in the amount of $26,268 and the loss on remeasurement of the warrant liability in the amount of $72,666 was included in other income (expense) for the three months ended March 31, 2025 and March 31, 2024, respectively.

On November 9, 2023, the Company issued warrants to purchase an aggregate of up to 239,234 shares of its Common Stock to Alumni Capital LP (“Alumni”), at an exercise price of $2.09 per share. The warrants were exercisable beginning on November 10, 2023, and expire on November 10, 2027, pursuant to their terms and conditions. The warrants are not indexed to the Company’s own stock and therefore meet the definition of a derivative liability. On November 13, 2023, 131,578 warrant shares vested in accordance with the terms. The warrants are liability classified instruments and were initially recorded at a value of $84,251, which was determined using the Black-Scholes-Merton method using a term of 3.87 years, risk free interest rate of 3.93% and volatility of 90.0%. Laidlaw & Company Ltd. acted as the financial advisor to the Company in connection with the warrant and were paid a cash fee of $13,750. As of March 31, 2024, the Company remeasured the warrant liability resulting in a value of $199,902. The loss on remeasurement of the warrant liability in the amount of $115,651 is included in other income(expense) for the three months ended March 31, 2024. The warrants were exercised on May 22, 2024 in a cashless exercise and Alumni was issued 54,976 shares of Common Stock. The Company remeasured the warrant liability at the time of the exercise resulting in a value of $375,705. The warrant liability was removed to reflect the warrants being exercised and equity was increased by the value of $375,705. As of March 31, 2025 and December 31, 2024, the warrant liability resulted in a value of $0 and $0, respectively.

On November 17, 2023, the Company issued warrants concurrently with the Company’s registered direct offering to purchase an aggregate of up to 2,424,243 shares of its Common Stock to the investors in the registered direct offering at an exercise price of $1.86 per share (subject to customary adjustments as set forth in the warrants). The warrants are exercisable six months following issuance and will have a term of five years from the initial exercise date. The warrants contain customary anti-dilution adjustments to the exercise price, including for share splits, share dividends, rights offerings and pro rata distributions. The warrants were not indexed to the Company’s own stock and therefore met the definition of a derivative liability. The warrants were liability classified instruments and were initially recorded at a value of $1,903,915, which was determined using the Black-Scholes-Merton method using a term of 5.38 years, risk free interest rate of 3.85% and volatility of 90.0%. During the nine months ended September 30, 2024, 909,091 warrants were exercised on various dates in cashless exercises and the investor was issued 458,726 shares of Common Stock. The Company remeasured the warrant liability of the exercised warrants at the time of the exercise resulting in a value of $2,815,970. The warrant liability for the exercised warrants was removed and equity was increased by the value of $2,815,970. As of March 31, 2025 and December 31, 2024, the warrant liability resulted in a value of $1,509,930 and $2,189,478, respectively. The gain on remeasurement in the amount of $679,548 and the loss on remeasurement in the amount of $2,307,832 was included in other income (expense) for the three months ended March 31, 2025 and Mach 31, 2024, respectively.

On November 17, 2023, concurrently with the closing of the Company’s registered direct offering, the Company issued warrants to purchase an aggregate of 169,697 shares of its Common Stock to the representative or its designees, at an exercise price of $2.06 per share. These representative’s warrants were exercisable beginning November 15, 2023, and expire on November 15, 2028, pursuant to their terms and conditions. The representative’s warrants are not indexed to the Company’s own stock and therefore meet the definition of a derivative liability. The representative’s warrants are liability classified instruments and were initially recorded at a value of $123,811, which was determined using the Black-Scholes-Merton method using a term of 4.88 years, risk free interest rate of 3.84% and volatility of 90.0%. As of March 31, 2025 and December 31, 2024 the Company remeasured the warrant liability resulting in a value of $164,492 and $230,038 respectively. The gain on remeasurement of the warrant liability in the amount of $65,546 and the loss on remeasurement of $156,959 is included in other income (expense) for the three months ended March 31, 2025 and March 31, 2024, respectively.

Concurrently with the closing of the Company’s private placement on March 14, 2024, the Company issued warrants to purchase an aggregate of up to 2,496,318 shares of its Common Stock to the investors in the private placement, at an exercise price of $1.30 per share are exercisable beginning on September 14, 2024, and expire on September 14, 2029. The warrants issued were divided into two groups: warrants issued to directors and warrants issued to non-affiliated investors. The warrants to purchase 452,731 shares of the Company’s Common Stock issued to directors were deemed options issued under the MAIA 2021 Plan and are equity classified instruments, and the value of these warrants determined using the Black-Scholes-Merton method was $230,685 using a term of 5.5 years, risk free interest rate of 4.20% and volatility of 95%. The warrants to purchase 2,043,587 share of the Company’s Common Stock issued to non-affiliated investors were not indexed to the Company’s own stock and therefore met the definition of a derivative liability. The warrants issued to non-affiliated investors were liability classified instruments when issued and were initially recorded at a value of $2,049,600, which was determined using the Black-Scholes-Merton method using a term of 5.5 years, risk free interest rate of 4.20% and volatility of 95.0%. As of March 31, 2024, the Company remeasured the warrant liability resulting in a value of $3,793,921. The loss on remeasurement of the warrant liability in the amount of $1,744,321 is included in other income (expense) for the three months ended March 31, 2024. In May 2024, the Company amended the warrant agreements to adjust them to be indexed to the Company’s own stock, and they were therefore reclassed to equity classified instruments in a non-cash transaction. When the warrant agreements were amended, the Company remeasured the warrant liability resulting in a final warrant value of $5,089,063. The warrant liability for these warrants was removed and equity was increased by $5,089,063 to account for the equity classification.

Concurrently with the closing of the Company’s private placement offering on March 28, 2024, the Company issued warrants to purchase an aggregate of up to 578,643 shares of its Common Stock to the investors in the private placement at an exercise price of $2.55 per share. The warrants are exercisable beginning on September 28, 2024, and expire on September 28, 2029. The warrants were not indexed to the Company’s own stock and therefore meet the definition of a derivative liability. The warrants were liability classified instruments when issued and were initially recorded at a value of $1,190,111, which was determined using the Black-Scholes-Merton method using a term of 5.5 years, risk free interest rate of 4.20% and volatility of 95.0%. As of March 31, 2024, the Company remeasured the warrant liability resulting in a value of $973,980. The gain on remeasurement of the warrant liability in the amount of $216,131 is included in other income (expense) for the three months ended March 31, 2024. In May 2024, the Company amended the warrant agreements related to 437,031 warrants to adjust them to be indexed to the Company’s own stock, and they were therefore reclassed to equity classified instruments in a non-cash transaction. When the warrants agreements were amended, the Company remeasured the warrant liability resulting in a final warrant value of $1,011,562. The warrant liability for these 437,031 warrants was removed and equity was increased by $1,011,562 to account for the equity classification. The remaining 141,612 warrants remain liability classified instruments. As of March 31, 2025 and December 31, 2024, the Company remeasured the warrant liability, resulting in a value of $144,790 and $199,417, respectively. The gain on remeasurement of the warrant liability in the amount of $54,627 is included in other income (expense) for the three months ended March 31, 2025.

Concurrently with the closing of the Company’s private placement offering on February 24, 2025, the Company issued warrants to purchase an aggregate of up to 1,686,667 shares of its Common Stock to the investors in the private placement at an exercise price of $1.87 per share. The warrants are exercisable beginning on February 24, 2026, and expire on February 24, 2031. The warrants issued were divided into two groups: warrants issued to directors and warrants issued to affiliated and non-affiliated investors. The warrants to purchase 123,333 shares of the Company’s Common Stock issued to directors were deemed options issued under the MAIA 2021 Plan (as defined below) and are equity classified instruments and the value of these warrants determined using the Black-Scholes-Merton method was $176,680 using a term of 6 years, risk free interest rate of 4.23% and volatility of 95%. The warrants to purchase 1,686,667 shares of the Company’s Common Stock issued to affiliated and non-affiliated investors are indexed to the Company’s own stock and they were therefore equity classified instruments and the value of these warrants determined using the Black-Scholes-Merton method was $2,416,223 using a term of 6 years, risk free interest rate of 4.23% and volatility of 95%.

Concurrently with the closing of the Company’s private placement offering on March 3, 2025, the Company issued warrants to purchase an aggregate of up to 952,633 shares of its Common Stock to the investors in the private placement at an exercise price of $1.85 per share. The warrants are exercisable beginning on March 3, 2026, and expire on March 3, 2031. The warrants issued were divided into two groups: warrants issued to directors and warrants issued to non-affiliated investors. The warrants to purchase 58,333 shares of the Company’s Common Stock issued to directors were deemed options issued under the MAIA 2021 Plan (as defined below) and are equity classified instruments and the value of these warrants determined using the Black-Scholes-Merton method was $80,894 using a term of 6 years, risk free interest rate of 3.97% and volatility of 95%. The warrants to purchase 894,300 shares of the Company’s Common Stock issued to non-affiliated investors are indexed to the Company’s own stock and they were therefore equity classified instruments and the value of these warrants determined using the Black-Scholes-Merton method was $1,240,185 using a term of 6 years, risk free interest rate of 3.97% and volatility of 95%.

	Warrants Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years
Balance at January 1, 2025	6,718,176	$2.37	4.56
Issued	2,580,967	3.01	—
Exercised	—	—	—
Expired	—	—	—
Balance at March 31, 2025	9,299,143	$2.23	4.76

	Warrants Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years
Balance at January 1, 2024	3,650,278	$2.82	5.00
Issued	2,622,230	1.58	—
Exercised	—	—	—
Expired	—	—	—
Balance at March 31, 2024	6,272,508	$2.30	2.76

The value of warrant grants is calculated using the Warrant Black Scholes calculations with the following assumptions for warrants granted during the three months ended March 31, 2025 and 2024

	2025	2024
Risk-free interest rate	3.97%-4.23%	4.20%
Expected term (in years)	6.0	5.5
Expected volatility	95%	95%
Expected dividend yield	—	—

MAIA Biotechnology, Inc. Stock Option and Equity Incentive Plans

In 2018, the Company adopted the MAIA Biotechnology, Inc. 2018 Stock Option Plan (the “MAIA 2018 Plan”). MAIAs board of directors administers the MAIA 2018 Plan for the purposes of attracting, retaining, and motivating key employees, directors, and consultants of MAIA. The terms of the MAIA 2018 Plan continue to govern the 1,773,912 options outstanding under the plan as of March 31, 2025.

In 2020, the Company adopted the MAIA Biotechnology, Inc. Amended and Restated 2020 Equity Incentive Plan (the “MAIA 2020 Plan’’), also administered by the board of directors. The MAIA 2020 Plan permitted awards to take the form of stock options, restricted stock and restricted stock units. The terms of the MAIA 2020 Plan continue to govern the 3,503,589 options outstanding in the plan as of March 31, 2025. There are no shares reserved for future issuance under the MAIA 2018 Plan or the MAIA 2020 Plan.

On August 1, 2022 the Company approved MAIA 2021 Plan with 1,909,518 shares of Common Stock reserved for issuance. On May 25, 2023 the MAIA 2021 Plan was amended to include an automatic increase to the plan in the amount equal to 10% of the total number of shares of stock outstanding on a fully diluted basis on December 31 of the preceding calendar year (the “Increase Date”); provided that, the board of directors may act prior to any Increase Date to provide that there will be no increase for such year or that the increase for such year will be a lesser number of shares of stock. The amount reserved for issuance under the MAIA 2021 Plan increased by 1,956,993 based on the fully diluted shares outstanding as of December 31, 2022. The amount reserved for issuance under the MAIA 2021 Plan increased by 2,838,668 shares on January 1, 2024 based on the fully diluted shares outstanding as of December 31, 2023. The amount reserved for issuance under the MAIA 2021 Plan increased by 2,250,000 shares on January 1, 2025 based on the fully diluted shares outstanding as of December 31, 2024 (and the discretion of the Company’s board of directors to authorized less than 10% of such amount). As of March 31, 2025, there are 2,723,686 shares of Common Stock available for future issuance under the MAIA 2021 Plan and 5,627,313 options are outstanding under the MAIA 2021 Plan.

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

As of March 31, 2025, only stock options have been awarded pursuant to the MAIA stock option and equity incentive plans.

The following table summarizes the activity and information regarding MAIA’s outstanding and exercisable options for the three months ended March 31, 2025:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Balance at January 1, 2025	9,769,992	$2.43	6.68	—
Granted	1,135,392	1.85
Exercised	(570)	1.48
Cancelled/forfeited	—	—
Balance at March 31, 2025	10,904,814	$2.36	6.73	$236,183
Options exercisable at March 31, 2025	7,853,275	$2.29	6.02	$196,671

The value of option grants is calculated using the Black-Scholes-Merton option pricing model with the following assumptions for options granted during the three months ended March 31, 2025 and 2024:

	2025	2024
Risk-free interest rate	4.22% - 4.43%	3.98% - 4.49%
Expected term (in years)	5 - 6.08	5 - 6.08
Expected volatility	95%	95% - 152.5%
Expected dividend yield	—	—

The weighted-average grant date fair value of stock options issued during the three months ended March 31, 2025 and 2024 was $1.85 and $1.42, respectively. As of March 31, 2025, the total unrecognized compensation related to unvested employee and non-employee stock option awards granted was $3,354,518, which the Company expects to recognize over a weighted average period of approximately 2.58 years.

Stock based compensation related to the Company’s stock plans are as follows:

	Three Months Ended
	March 31,
	2025	2024
General and administrative	$198,858	$230,989
Research and development	172,614	118,976
Total stock-based compensation	$371,472	$349,965

6.
COMMITMENTS AND CONTINGENCIES

Legal

From time to time, the Company is involved in legal actions and claims arising in the normal course of business. Management believes there are no matters which will have a material adverse effect on the Company's financial position, operations or cash flows.

Patent Licensing, Sponsored Research, and Patent & Technology Agreements

Ateganosine (THIO)

In November 2018 and as amended in December 2020, the Company entered into a Global Patent Licensing Agreement (“PLA”) titled “Patent and Technology License Agreement AGT. NO. L2264 – MAIA Biotechnology” with the University of Texas Southwestern (“UTSW”) to license patent families for a specific compound (“THIO”) from UTSW to MAIA (the “UTSW Agreement”). The UTSW Agreement, as amended, has a term of 20 years. The agreement requires MAIA to reimburse UTSW for agreed-upon expenses related to THIO. The UTSW Agreement requires certain payments upon assignment of the license to a third party as well as upon reaching specific milestones, ranging between $1,000,000 and $50,000,000, not to exceed a combined milestone payment total of $112,000,000. As of March 31, 2025, no assignment has occurred and none of the defined milestones have been completed and therefore no payments are due to UTSW related to the milestones. The UTSW Agreement requires royalties MAIA to make royalty payments of : (i) 2-4% (depending on THIO reaching specified sales levels in the respective jurisdictions) on net sales up to $1,000,000,000; and (ii) 2.5-5% on net sales above $1,000,000,000.

Also in December 2020, the Company entered into a second license agreement with UTSW titled “Patent and Technology License Agreement AGT. NO. L3648 — MAIA Biotechnology” pursuant to which UTSW is licensing an additional compound to MAIA (the “UTSW2 Agreement”). The UTSW2 Agreement has a term of 20 years and requires the Company to reimburse UTSW for certain agreed-upon expenses. The UTSW2 Agreement requires certain payments upon assignment of the license to a third party as well as upon reaching specific milestones, ranging between $1,000,000 and $50,000,000, not to exceed a combined milestone payment total of $112,000,000. As of March 31, 2025, no assignment has occurred and none of the defined milestones have been completed and therefore no payments are due to UTSW related to the milestones. The UTSW2 Agreement requires MAIA to make royalty payments of: (i) 2-4% (depending on THIO reaching specified sales levels in the respective jurisdictions) on net sales up to $1,000,000,000; (ii) and 2.5-5% on net sales above $1,000,000,000.

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

Regeneron

In February 2021, the Company entered into a Drug Supply Agreement (the “Drug Supply Agreement”) with Regeneron Pharmaceuticals, Inc. (“Regeneron”) to perform one clinical trial for the treatment of patients with Non-Small Cell Lung Cancer (NSCLC) involving a Regeneron drug candidate that utilizes one of the Company’s compounds/agents. The Company is responsible for all costs of the study with Regeneron supplying their drug cemiplimab representing a cost savings for the Company, the first phase of which is expected to take approximately two years. The overall term of the agreement is for five years unless earlier terminated for certain reasons as defined in the agreement. Either party may terminate a study plan in the event that patient screening for the clinical study does not commence within 12 months after: (i) the Effective Date (as defined in the Drug Supply Agreement), with respect to the initial study; or (ii) the execution of the applicable study plan, with respect to each other study. If either party terminates a study plan, the Company shall reimburse Regeneron for the Regeneron product it received in connection with such study plan based on the actual out-of-pocket cost to Regeneron of such Regeneron product. As of March 31, 2025, neither party has terminated the agreement.

BeiGene

In December 2024, the Company reached an agreement with BeiGene Swizerland GmbH, ("BeiGene") to perform certain clinical trials for the treatment of patients with small cell lung cancer (SCLC), liver cancer (HCC), and colorectal cancer (CRC) involving a BeiGene drug candidate that utilizes one of the Company's compounds/agents. The Company is responsible for all costs of the study with BeiGene supplying their drug tislelizumab representing a cost savings for the Company. The overall term of the agreement is for seven years unless earlier terminated for certain reasons as defined in the agreement. As of March 31, 2025 neither party has terminated the agreement.

7.
INCOME TAXES

The Company provides for income taxes using the asset and liability approach. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect when these differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The issuance of shares in connection with the Company’s IPO, as well as prior share issuances, may result in limitations on the utilization of the Company’s net operating loss carryforwards under IRS section 382. As of March 31, 2025, and December 31, 2024, the Company had a full valuation allowance against its deferred tax assets.

For the three months ended March 31, 2025 and 2024, the Company recorded zero income tax expense. No tax benefit has been recorded in relation to the pre-tax losses for the three months ended March 31, 2025, due to full valuation allowance to offset any deferred tax assets.

8. SEGMENT INFORMATION

The Company operates in one reportable segment. This determination is based on the Company's structure, the manner in which the chief operating decision maker ("CODM") reviews the operating results to assess performance and allocate resources, and the nature of the Company's operations. The CODM, who is the Chief Executive Officer, regularly reviews consolidated financial information, such as consolidated net loss. The CODM's review is for the purpose of assessing performance and making decisions about resource allocation. See our consolidated financial statements in Part I, "Item 1, Financial Statements", and Note 1, "Description of Business, Organization, and Principles of Consolidation" for additional information about these line items and the related accounting policies.

9.
SUBSEQUENT EVENTS

Issuance of Options

From April 1 to May 9, 2025, the Company issued 162,833 options at a weighted exercise price of $1.51 to Board Members and consultants.

Private Placement

On May 8, 2025, the Company issued and sold 719,999 shares of its common stock and warrants to purchase 719,999 shares of its common stock in a private placement to certain accredited investors and Company directors pursuant to securities purchase agreements dated May 5, 2025 at a price per share of $1.50 for which the Company received gross proceeds of approximately $1.08 million. The warrants are exercisable at a price per share of $2.05, are exercisable commencing one year following issuance, and have a term of five year from the initial exercise date. The securities sold to Company directors participating in the private placement were issued pursuant to the Company’s 2021 Equity Incentive Plan.

Related Party Participation in Private Placement

The following Company directors participated in the aforementioned May 8, 2025 private placement as follows: (i) Stan Smith purchased 66,666 shares of Common Stock and warrants to purchase up to 66,666 shares of Common Stock for an aggregate purchase price of approximately $99,999; (ii) Ramiro Guerrero purchased 20,000 shares of Common Stock and warrants to purchase up to 20,000 shares of Common Stock for an aggregate purchase price of approximately $30,000.

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

Overview

We are a clinical-stage biopharmaceutical company developing targeted immunotherapies for cancer. Ateganosine (also know as THIO, 6-thio-dG or 6-thio-2 ‘-deoxyguanosine), our lead asset, is an investigational dual mechanism of action drug candidate incorporating telomere targeting and immunogenicity. Our initial disease target is lung cancer, a serious medical condition with an incidence of over 235,000 new cases in the US in 2024, representing 12% of all cancers, and over 125,000 deaths, or 20% of all cancers. Worldwide, lung cancer incidence is over 2,200,000 per year (ranking second only after breast cancer), and mortality over 1,800,000 (ranking first). Specifically, we are targeting Non-Small Cell Lung Cancer (“NSCLC”), which represents 85% of all lung cancers. In July 2022, the first patient was administered with ateganosine in our Phase 2 human trial (THIO-101) in Australia. In December 2022, regulatory authorities in three European countries, Hungary, Poland, and Bulgaria, approved the implementation of THIO-101, Phase 2 clinical trial evaluating ateganosine in patients with NSCLC. Patients with advanced NSCLC will be treated first with ateganosine followed a few days later by the immune checkpoint inhibitor Libtayo® (cemiplimab), manufactured and commercialized by Regeneron. Cemiplimab is a fully human monoclonal antibody targeting the immune checkpoint receptor PD-1 on T-cells. Cemiplimab has been approved in the United States and the rest of the world for multiple cancer indications, including NSCLC. In February 2021, we signed a clinical supply agreement with Regeneron to receive cemiplimab at no cost, which represents a significant cost-savings for the study. In return, we have granted Regeneron exclusive development rights in combination with PD-1 inhibitors for NSCLC for the study period. Based on the clinical data generated by our THIO-101 trial, we plan to seek filing for an accelerated approval of ateganosine in the United States for the treatment of patients with advanced NSCLC in 2026, but even if granted, accelerated approval status does not guarantee an accelerated review or marketing approval by the Food and Drug Administration (FDA). We plan to initiate a Phase 3 pivotal trial in 2025, named THIO-104, to evaluate the efficacy of ateganosine administered in sequence with a checkpoint inhibitor (CPI) in third-line NSCLC patients who are resistant to checkpoint inhibitors and chemotherapy which could lead filing for early full commercial approval in 2026 and final analysis could lead to filing for full commercial approval in 2027. The multicenter, open-label, pivotal Phase 3 trial is designed to provide a direct comparison to chemotherapy in a 1:1 randomization of up to 300 patients. In addition, the originally planned Phase 2 clinical trial in multiple tumor indications (THIO-102) is now divided into different trials for one tumor indication each: hepatocellular carcinoma (HCC), colorectal cancer (CRC) and small cell lung cancer (SCLC). Phase 2 clinical trials in HCC, CRC and SCLC are planned to be initiated in 2026, evaluating treatment with ateganosine administered in sequence with BeiGene's immune checkpoint inhibitor, tislelizumab. Clinical trials with other solid tumors (ST), such as breast, prostate, gastric, pancreatic and ovarian, may still be considered for potential future trials.

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

We accomplished the key milestones set forth below in the three months ended March 31, 2025 and the second quarter of 2025: Please note that for consistency of the announcements at the time of their releases, the milestones from January 1, 2025 to March 17, 2025, refer to the molecule “ateganosine” as “THIO” only. On March 18, 2025, the company announced “ateganosine” as the nonproprietary (generic) name for THIO, and its intent to use the generic name to support clear communication, while keeping the name THIO in the Company’s clinical trial designations (THIO-101, THIO-102, THIO-103, THIO-104).

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
•
On February 24, 2025, we issued and sold 1,810,000 shares of our common stock and warrants to purchase 1,810,000 shares of our common stock in a private placement to certain accredited investors and Company directors pursuant to securities purchase agreements dated February 18, 2025 at a price per share of $1.50 for which we received gross proceeds of approximately $2.72 million. The warrants issued in the private placement have an exercise price of $1.87, are exercisable one year after issuance and expire 5-years after the initial exercise date. The securities sold to our directors participating in the private placement were issued pursuant to our 2021 Equity Incentive Plan.
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
•
On March 3, 2025, we issued and sold 952,633 shares of our common stock and warrants to purchase 952,633 shares of our common stock in a non-brokered private placement to accredited investors and certain Company directors pursuant to securities purchase agreements dated February 24, 2025 at a price per share of $1.50 for which we received gross proceeds of approximately $1.43 million, prior to offering expenses payable by the Company. The warrants issued in the private placement have an exercise price of $1.85, are exercisable one year after issuance and expire 5-years after the initial exercise date. The securities sold to our directors participating in the private placement were issued pursuant to our 2021 Equity Incentive Plan.
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
•
On March 20, 2025, we announced the publication of preclinical data for our lead proprietary telomere-targeting THIO dimer in the peer-reviewed scientific journal Naunyn-Schmiedeberg's Archives of Pharmacology. In a preclinical study, ateganosine (THIO) and its new described dimer form were found to be potent inhibitors of Glutathione S-transferase Pi (GSTP1), a key enzyme implicated in cancer progression and chemoresistance and a highly important factor for the detoxification of cancer cells. The findings suggest that the dimerized form of ateganosine could enhance chemotherapeutic efficacy by effectively targeting GSTP1 and reducing drug resistance. The article, titled “Investigation of the inhibitory effects of the telomere-targeted compounds on glutathione S-transferase P1,” was published on February 15, 2025.
•
Effective March 26, 2025, the Company filed a prospectus supplement to amend, supplement and supersede certain information contained in the earlier prospectus and prospectus supplement, which decreased the number of shares of the Company’s common stock, par value $0.0001 per share that the Company may offer and sell under the At The Market Offering Agreement (the “ATM Agreement”) with H.C. Wainwright & Co., LLC (“Wainwright”), through an “at-the-market offering” program under which Wainwright will act as sales agent the ATM. During the quarter ended March 31, 2025, the Company sold 666,323 shares of Common Stock at an average price of approximately $2.28 per share, resulting in aggregate gross proceeds of approximately $1,521,091, for which it paid Wainwright approximately $45,633 in commissions and other issuance costs of $84,587, resulting in net proceeds to the Company of approximately $1,390,871. As of the date of this Quarterly Report, the Company has sold 2,985,953 shares of our Common Stock under the ATM Agreement at an average price of $3.16 per share, resulting in aggregate gross proceeds of approximately $9,440,950, for which we paid Wainwright $283,228 in commissions resulting in net proceeds to us of approximately $9,157,722.
•
On May 8, 2025, we issued and sold 719,999 shares of our common stock and warrants to purchase 719,999 shares of our common stock in a non-brokered private placement to accredited investors and certain Company directors pursuant to securities purchase agreements dated May 5, 2025 at a price per share of $1.50 for which we received gross proceeds of approximately $1.08 million, prior to offering expenses payable by the Company. The warrants issued in the private placement have an exercise price of $2.05, are exercisable one year after issuance and expire 5-years after the initial exercise date. The securities sold to our directors participating in the private placement were issued pursuant to our 2021 Equity Incentive Plan.
•
In addition to NSCLC, HCC, SCLC and CRC we plan to conduct clinical trials evaluating ateganosine (THIO) in sequential combination with an immune checkpoint inhibitor in several other cancer indications, including solid tumors, such as breast, prostate, gastric, pancreatic and ovarian cancers. THIO-103 is a Phase 2 clinical trial planned to evaluate treatment with ateganosine in first-line patients for both NSCLC and SCLC.

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

Results of Operations for the Three Months Ended March 31, 2025 and 2024

Comparison of Three Months Ended March 31, 2025 and 2024

	Three Months Ended March 31,
			Change
	2025	2024	Dollars	Percentage
Operating expenses:
Research and development expenses	$3,197,532	$2,320,742	$876,790	38%
General and administrative expenses	2,227,899	1,628,134	599,765	37%
Total operating costs and expenses	5,425,431	3,948,876	1,476,555	37%
Loss from operations	(5,425,431)	(3,948,876)	(1,476,555)	37%
Other income (expense):
Interest income	82,183	44,118	38,065	86%
Australian research and development incentives	—	18,601	(18,601)	(100)%
Change in fair value of warrant liability	825,989	(4,181,298)	5,007,287	(120)%
Other income (expense) net:	908,172	(4,118,579)	5,026,751	(122)%
Net loss	(4,517,259)	(8,067,455)	3,550,196	(44)%
Net loss attributable to MAIA Biotechnology, Inc. shareholders	$(4,517,259)	$(8,067,455)	$3,550,196	(44)%

Operating Costs and Expenses

Research and development expenses

Research and development expenses increased by approximately $877,000 (or approximately 38%), from approximately $2,321,000 for the three months ended March 31, 2024 to approximately $3,198,000 for the three months ended March 31, 2025. The increase was primarily related to an increase in scientific research and clinical research of approximately $873,000, an increase in stock-based compensation cost of approximately $54,000 offset by a decrease in payroll expense of approximately $37,000 and a decrease in other expense of $13,000.

General and administrative expenses

General and administrative expenses increased by approximately $600,000 (or approximately 37%) from approximately $1,628,000 for the three months ended March 31, 2024, to approximately $2,228,000 for the three months ended March 31, 2025. The increase was primarily related to an increase in professional fees and investor relations of approximately $649,000, offset by a decrease in stock-based compensation of approximately $32,000, and a decrease of approximately $17,000 payroll expense.

Other income (expense), net

Other income (expense), net increased by approximately $5,027,000 (or approximately 122%) from other (expense), net of approximately $4,119,000 for the three months ended March 31, 2024, to other income, net of approximately $908,000 for the three months ended March 31, 2025. The increase was primarily related to the change in the fair value of the warrant liability of approximately $5,007,000, a net increase in interest income of approximately $38,000, and a reduction in the Australian research and development incentives of approximately $18,000.

Liquidity and Capital Resources

Our Ability to Continue as a Going Concern

As of March 31, 2025, our cash totaled approximately $10,863,000 which represented an increase of approximately $1,262,000 compared to December 31, 2024. As of March 31, 2025, we had working capital of approximately $6,804,000 which represents an increase of approximately $482,000 compared to December 31, 2024. We have generated no revenues as of March 31, 2025. Our current operating plan indicates that we will continue to incur losses from operations and generate negative cash flows from operating activities given ongoing expenditures related to the completion of its ongoing clinical trials and our lack of revenue generating activities. Based on our cash reserves as of March 31, 2025 of $10,863,000 and current financial condition as of the date of this Quarterly Report, the accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

On February 24, 2025, we issued and sold 1,810,000 shares of our Common Stock and warrants to purchase 1,810,000 shares of our Common Stock in a private placement to certain accredited investors and to our participating directors pursuant to securities purchase agreements dated February 18,2025 at a price of $1.50 per share, for which we received gross proceeds of approximately $2.7 million. The securities sold to our directors participating in the February 24, 2025 private placement were issued pursuant to the MAIA 2021 Plan.

On March 3, 2025, we issued and sold 952,633 shares of our Common Stock and warrants to purchase 952,633 shares of our Common Stock in a private placement to certain accredited investors and to our participating directors pursuant to securities purchase agreements dated February 25,2025 at a price of $1.50 per share, for which we received gross proceeds of approximately $1.4 million. The securities sold to our directors participating in the March 3, 2025 private placement were issued pursuant to the MAIA 2021 Plan.

From January 1, 2025 through March 31, 2025, we sold 666,323 shares of Common Stock at an average price of approximately $2.28 per share, resulting in aggregate gross proceeds of approximately $1,521,091, for which we paid Wainwright approximately $45,633 in commissions and other issuance costs of $84,587, resulting in net proceeds to us of approximately $1,390,871.

We will need to raise additional capital to fund our operations, to develop and commercialize ateganosine, and to develop, acquire or in-license other products. We may seek to fund our operations through public equity, private equity, or debt financings, as well as other sources. We cannot make any assurances that additional financings will be available to us and, if available, on acceptable terms or at all. This could negatively impact our business and operations and could also lead to the reduction of our operations.

Cash Flows

Cash Flows for the Three Months ended March 31, 2025 and 2024

	Three Months Ended March 31,

	2025	2024
Net cash flows used in operating activities	$(4,202,274)	$(3,586,800)
Net cash flows provided by financing activities	5,461,216	4,717,048
Effect of foreign currency exchange rate changes on cash	3,056	(9,494)
Net increase in cash	$1,261,998	$1,120,754

Operating Activities

For the three months ended March 31, 2025, net cash used in operating activities was approximately $4,202,000, which consisted of a consolidated net loss of approximately $4,517,000 offset by non-cash charges of approximately $371,000 in stock-based compensation, and the remeasurement of the warrant liability of approximately $826,000. Total changes in operating assets and liabilities of approximately $769,000 were driven by an approximate $1,226,000 net increase in accounts payable and accrued expenses, and an approximate $457,000 increase in prepaid expense and other assets.

For the three months ended March 31, 2024, net cash used in operating activities was approximately $3,587,000, which consisted of a net loss of approximately $8,067,000 offset by non-cash charges of approximately $350,000 in stock-based compensation, approximately $12,000 of non-cash expense to issue stock to consultants, and the remeasurement of the warrant liability of approximately $4,181,000. Total changes in operating assets and liabilities of approximately $463,000 were driven by an approximate $39,000 net decrease in accounts payable and accrued liabilities, an approximate $5,000 decrease in prepaid expenses and other assets and an approximate decrease of $19,000 in Australia research and development incentives receivables.

For the three months ended March 31, 2025 the effect of foreign currency exchange rate changes on cash increased the cash balance as of March 31, 2025 by approximately $3,000 versus a decrease of approximately $9,000 for the three months ended March 31, 2024.

Investing Activities

For the three months ended March 31, 2025 and 2024, we did not have any cash provided by or used in investing activities.

Financing Activities

Net cash provided by financing activities was approximately $5,461,000 and $4,717,000 for the three months ended March 31, 2025 and 2024, respectively. Total net cash provided by financing activities for the three months ended March 31, 2025 consisted primarily of approximately $4,144,000 gross proceeds from private placement offerings, proceeds from the at-the-market offering of approximately $1,521,000, proceeds from the exercise of stock options of $1,000, and were offset by an approximate $205,000 of offering costs.

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

Off-Balance Sheet Arrangements

None.

Critical Accounting Policies and Significant Judgments and Estimates

Our condensed consolidated financial statements are prepared in accordance with GAAP. These accounting principles require us to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements. We believe that the estimates, judgments and assumptions are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made. To the extent there are material differences between these estimates, judgments or assumptions and actual results, our financial statements will be affected. For a discussion of our critical accounting estimates, please read Part II, Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on March 21, 2025. There have been no material changes to the critical accounting estimates previously disclosed in such report.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision of and with the participation of our management, including our Chief Executive Officer, who is our principal executive officer, and our Head of Finance, who is our principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2025, the end of the period covered by this Quarterly Report. The term “disclosure controls and procedures,” as set forth in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms promulgated by the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a control system, misstatements due to error or fraud may occur and not be detected. Based on the evaluation of our disclosure controls and procedures as of March 31, 2025, our Chief Executive Officer and Head of Finance concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Item 1A. Risk Factors.

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the Securities and Exchange Commission on March 21, 2025. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, except as set forth below, there are no additional risk factors added to the risk factors disclosed in our Annual Report on Form 10-K.

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

(a)
Recent sales of unregistered securities

None

(b)
Purchases of equity securities by the issuer and affiliated purchasers.

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

10b5-1 Trading Plans

During the fiscal quarter ended March 31, 2025, no Section 16 director or officer adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” (as defined in Item 408 of Regulation S-K of the Exchange Act).

There were no “non-Rule 10b5-1 trading arrangements” (as defined in Item 408 of Regulation S-K of the Exchange Act) adopted, modified or terminated during the fiscal quarter ended March 31, 2025 by our directors and Section 16 officers.

Item 6. Exhibits.

Exhibit No.	Description__________________________________
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

4.1	Form of Investor Warrant, filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 19, 2025 and incorporated by reference.
4.2	Form of Director Warrant, filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 19, 2025 and incorporated by reference.
4.3	Form of Investor Warrant, filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 25, 2025 and incorporated by reference.
4.4	Form of Director Warrant, filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 25, 2025 and incorporated by reference.
4.5	Form of Investor Warrant, filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 6, 2025 and incorporated by reference.
4.6	Form of Director Warrant, filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 6, 2025 and incorporated by reference.
10.1

Form of Securities Purchase Agreement, incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 19, 2025 and incorporated herein by reference.

10.2

Form of Securities Purchase Agreement, incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 25, 2025 and incorporated herein by reference.

10.3

Form of Securities Purchase Agreement, incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 6, 2025 and incorporated herein by reference.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (the cover page from the registrant’s quarterly report on Form 10-Q for the quarter ended March 31, 2025 is formatted in Inline XBRL).

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAIA BIOTECHNOLOGY INC.

Date: May 9, 2025	By:	/s/ Vlad Vitoc
Vlad Vitoc
Chief Executive Officer
(Principal Executive Officer)

Date: May 9, 2025	By:	/s/ Jeffrey C. Himmelreich
Jeffrey C. Himmelreich
Head of Finance
(Principal Financial and Accounting Officer)