Form 10-Q
period 2025-06-30
MAIA Biotechnology, Inc.
filed 2025-08-11
CIK 1878313

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of August 11, 2025, the registrant had 32,993,220 shares of common stock, $0.0001 par value per share, outstanding.

i

CAUTIONARY NOTICE ABOUT FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements, which are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). This Report contains a number of forward-looking statements that reflect management’s current views and expectations with respect to our business, strategies, products, future results and events, and financial performance. All statements other than statements of historical facts contained in this report, including statements regarding our future results of operations and financial position, business strategy, product candidates, planned preclinical studies and clinical trials, research and development costs, regulatory approvals, timing and likelihood of success, as well as plans and objectives of management for future operations, are forward-looking statements. In some cases, forward-looking statements may be identified by words such as “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “could,” “would,” “expect,” “objective,” “plan,” “potential,” “seek,” “grow,” “target,” “if,”, variations of such words, the negative of these terms and similar expressions intended to identify forward-looking statements. Our actual results may differ materially from those currently anticipated and expressed in such forward-looking statements as a result of a number of factors, including those which we discuss under “Risk Factors,” elsewhere in this Quarterly Report on Form 10-Q and in our other filings with the Securities and Exchange Commission (the “SEC”).

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

MAIA Biotechnology, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	June 30, 2025	December 31, 2024
	(Unaudited)
ASSETS
Current assets:
Cash	$10,144,522	$9,601,298
Prepaid expenses and other current assets	816,260	473,834
Australia research and development incentives receivable	82,272	77,347
Total current assets	11,043,054	10,152,479
Other assets	2,800	2,800
Total assets	$11,045,854	$10,155,279
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,723,163	$1,512,436
Accrued expenses	3,320,789	2,317,602
Total current liabilities	5,043,952	3,830,038
Long term liabilities:
Warrant liability	2,125,218	2,690,605
Total liabilities	7,169,170	6,520,643
Commitments and contingencies (Note 7)
Stockholders’ equity (deficit)
Preferred stock, $0.0001 par value, 30,000,000 shares authorized at June 30, 2025 and December 31, 2024, 0 shares issued and outstanding	—	—
Common stock, $0.0001 par value, 150,000,000 shares and 70,000,000 shares authorized at June 30, 2025 and at December 31, 2024, respectively, 31,818,480 and 26,157,788 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	3,182	2,616
Additional paid-in capital	101,002,585	90,897,468
Accumulated deficit	(97,099,055)	(87,234,833)
Accumulated other comprehensive loss	(30,028)	(30,615)
Total stockholders’ equity	3,876,684	3,634,636
Total liabilities and stockholders’ equity	$11,045,854	$10,155,279

See the accompanying notes to the unaudited condensed consolidated financial statements.

MAIA Biotechnology, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Operating expenses:
Research and development expenses	$3,110,867	$2,052,233	$6,308,399	$4,372,975
General and administrative expenses	2,055,191	1,763,029	4,283,090	3,391,163
Total operating expenses	5,166,058	3,815,262	10,591,489	7,764,138
Loss from operations	(5,166,058)	(3,815,262)	(10,591,489)	(7,764,138)
Other (expense) income:
Interest income	79,697	88,383	161,880	132,501
Australian research and development incentives	—	18,048	—	36,649
Change in fair value of warrant liability	(260,602)	(5,157,493)	565,387	(9,338,791)
Loss on fair value of warrants over proceeds	—	(12,952)	—	(12,952)
Other (expense) income, net:	(180,905)	(5,064,014)	727,267	(9,182,593)
Net loss	(5,346,963)	(8,879,276)	(9,864,222)	(16,946,731)
Net loss per share
Basic and diluted	$(0.18)	$(0.40)	$(0.34)	$(0.85)
Weighted average common shares outstanding basic and diluted	30,300,339	22,203,174	29,008,949	19,906,043

See the accompanying notes to the unaudited condensed consolidated financial statements.

3

MAIA Biotechnology, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net loss	$(5,346,963)	$(8,879,276)	$(9,864,222)	$(16,946,731)
Foreign currency translation adjustment	8,127	7,868	587	(5,918)
Comprehensive loss	$(5,338,836)	$(8,871,408)	$(9,863,635)	$(16,952,649)

See the accompanying notes to the unaudited condensed consolidated financial statements.

MAIA Biotechnology, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit) (Unaudited)

For the Three and Six Months Ended
June 30, 2025
	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance at December 31, 2024	—	$—	26,157,788	$2,616	$90,897,468	$(87,234,833)	$(30,615)	$3,634,636
Exercise of stock options	—	—	570	—	844	—	—	844
Stock-based compensation expense	—	—	—	—	371,472	—	—	371,472
Issuance of common shares in connection with At-The-Market financing, net of $130,220 of issuance costs	—	—	666,323	67	1,390,804	—	—	1,390,871
Issuance of common shares in connection with the Private Placement Offerings, net of $74,448 of issuance costs	—	—	2,762,633	276	2,390,457	—	—	2,390,733
Issuance of warrants in connection with the Private Placement Offerings	—	—	—	—	1,678,768	—	—	1,678,768
Foreign currency translation adjustment	—	—	—	—	—	—	(7,540)	(7,540)
Net loss	—	—	—	—	—	(4,517,259)	—	(4,517,259)
Balance at March 31, 2025	—	$—	29,587,314	$2,959	$96,729,813	$(91,752,092)	$(38,155)	$4,942,525
Issuance of restricted stock	—	—	35,123	4	62,317	—	—	62,321
Exercise of warrants	—	—	219,283	22	328,902	—	—	328,924
Stock-based compensation expense	—	—	—	—	802,484	—	—	802,484
Issuance of common shares in connection with At-The-Market financing, net of $61,132 of issuance costs	—	—	793,429	79	1,419,683	—	—	1,419,762
Issuance of common shares in connection with the Private Placement Offerings, net of $115,493 of issuance costs	—	—	1,183,331	118	896,549	—	—	896,667
Issuance of warrants in connection with the Private Placement Offerings	—	—	—	—	762,837	—	—	762,837
Foreign currency translation adjustment	—	—	—	—	—	—	8,127	8,127
Net loss	—	—	—	—	—	(5,346,963)	—	(5,346,963)
Balance at June 30, 2025	—	$—	31,818,480	$3,182	$101,002,585	$(97,099,055)	$(30,028)	$3,876,684

See the accompanying notes to the unaudited condensed consolidated financial statements.

MAIA Biotechnology, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit) (Unaudited)

For the Three and Six Months Ended
June 30, 2024
	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	(Deficit)
Balance at December 31, 2023	—	$—	16,986,254	$1,699	$64,472,249	$(63,980,177)	$(16,260)	$477,511
Issuance of restricted stock	—	—	12,500	1	11,499	—	—	11,500
Stock-based compensation expense	—	—	—	—	349,965	—	—	349,965
Issuance of common shares in connection with At-The-Market financing, net of $179,628 of issuance costs	—	—	507,754	51	565,572	—	—	565,623
Issuance of common shares in connection with the Private Placement Offering #1, net of $50,000 of issuance costs	—	—	2,496,318	250	590,161	—	—	590,411
Issuance of common shares in connection with the Private Placement Offering #2, net of $47,261 of issuance costs	—	—	578,643	58	90,560	—	—	90,618
Issuance of warrants in connection with the Private Placement Offering #1	—	—	—	—	230,685	—	—	230,685
Foreign currency translation adjustment	—	—	—	—	—	—	(13,786)	(13,786)
Net loss	—	—	—	—	—	(8,067,455)	—	(8,067,455)
Balance at March 31, 2024	—	$—	20,581,469	$2,059	$66,310,691	$(72,047,632)	$(30,046)	$(5,764,928)
Exercise of stock options	—	—	101,837	10	185,636	—	—	185,646
Stock-based compensation expense	—	—	—	—	413,948	—	—	413,948
Issuance of common shares in connection with At-The-Market financing, net of $315,314 of issuance costs	—	—	2,015,122	202	6,801,462	—	—	6,801,664
Issuance of common shares in connection with the Private Placement Offering #3, net of $5,030 of issuance costs	—	—	494,096	49	162,028	—	—	162,077
Issuance of warrants in connection with the Private Placement Offering #3	—	—	—	—	172,925	—	—	172,925
Exercise of warrants	—	—	545,309	54	3,191,621	—	—	3,191,675
Reclassification of liability classified warrants to equity	—	—	—	—	6,870,296	—	—	6,870,296
Foreign currency translation adjustment	—	—	—	—	—	—	7,868	7,868
Net loss	—	—	—	—	—	(8,879,276)	—	(8,879,276)
Balance at June 30, 2024	—	$—	23,737,833	$2,374	$84,108,607	$(80,926,908)	$(22,178)	$3,161,895

See the accompanying notes to the unaudited condensed consolidated financial statements.

MAIA Biotechnology, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(9,864,222)	$(16,946,731)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	1,173,956	763,913
Consulting and research expense for restricted shares issued	62,321	11,500
Change in fair value of warrant liability	(565,387)	9,338,791
Loss on fair value of warrants over proceeds	—	12,952
Change in operating assets and liabilities:
Prepaid expenses and other current assets	(352,257)	8,198
Australia research and development incentives receivable	—	(36,650)
Accounts payable	206,031	(372,786)
Accrued expenses	1,001,947	(1,050,758)
Net cash used in operating activities	(8,337,611)	(8,271,571)
Cash flows from financing activities:
Proceeds from exercise of stock options	844	185,646
Proceeds from exercise of warrants	328,924	—
Proceeds from private placement round 1 2025	2,715,000	—
Proceeds from private placement round 2 2025	1,428,949	—
Proceeds from private placement round 3 2025	1,079,998	—
Proceeds from private placement round 4 2025	694,999	—
Proceeds from private placement round 1 2024	—	2,920,696
Proceeds from private placement round 2 2024	—	1,327,990
Proceeds from private placement round 3 2024	—	1,004,999
Proceeds from At-The-Market offering	3,001,985	7,862,229
Payment of offering transactions costs	(381,293)	(597,233)
Net cash provided by financing activities	8,869,406	12,704,327
Net effect of foreign currency exchange on cash	11,429	(4,060)
Net increase (decrease) in cash	543,224	4,428,696
Cash at beginning of period	9,601,298	7,150,695
Cash at end of period	$10,144,522	$11,579,391
Supplemental disclosure of cash flow information:
Warrants issued in connection with private placement offering 1 2025	$1,107,202	$—
Warrants issued in connection with private placement offering 2 2025	$571,566	$—
Warrants issued in connection with private placement offering 3 2025	$462,592	$—
Warrants issued in connection with private placement offering 4 2025	$300,245	$—
Warrants issued in connection with private placement offering 1 2024	$—	$2,049,600
Warrants issued in connection with private placement offering 2 2024	$—	$1,190,111
Warrants issued in connection with private placement offering 3 2024	$—	$677,919

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

Notes to Unaudited Condensed Consolidated Financial Statements

1. NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business, Organization, and Principles of Consolidation

MAIA Biotechnology, Inc. and subsidiaries (collectively, “the Company”) is a biopharmaceutical company that develops oncology drug candidates to improve and extend the lives of people with cancer. MAIA Biotechnology, Inc. (“MAIA”) was incorporated in the state of Delaware on August 3, 2018. These condensed consolidated financial statements include the accounts of MAIA and its subsidiaries, as follows:

●	In July 2021, the Company established a wholly owned Australian subsidiary, MAIA Biotechnology Australia Pty Ltd., to conduct various pre-clinical and clinical activities for the development of the Company’s product candidates.

●	In April 2022, the Company established a wholly owned Romanian subsidiary, MAIA Biotechnology Romania S.R.L., to conduct various pre-clinical and clinical activities for the development of the Company’s product candidates.

Going Concern Considerations

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

To date, the Company has incurred recurring losses, negative cash flow from operations and has accumulated a deficit of $97,099,055 from the Company’s inception through June 30, 2025. As of June 30, 2025, the Company had $10,144,522 in cash and working capital of approximately $5,999,102.

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

Basis of Presentation and Consolidation Principles

The accompanying condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. The condensed consolidated financial statements may not include all disclosures required by GAAP; however, the Company believes that the disclosures are adequate to make the information presented not misleading. These unaudited condensed financial statements should be read in conjunction with the audited financial statements and the notes thereto for the fiscal year ended December 31, 2024, included in the Company’s Annual Report on Form 10-K filed with the SEC on March 21, 2025. The condensed consolidated balance sheet as of December 31, 2024, was derived from such audited financial statements.

In the opinion of management, all adjustments, consisting of only normal recurring adjustments that are necessary to present fairly the financial position, results of operations, and cash flows for the interim periods, have been made. The results of operations for the interim periods are not necessarily indicative of the operating results for the full fiscal year or any future periods.

The unaudited interim condensed consolidated financial statements include the accounts of the Company’s wholly owned subsidiaries. All transactions and accounts between and among its subsidiaries have been eliminated. All adjustments and disclosures necessary for a fair presentation of these unaudited interim condensed consolidated financial statements have been included.

Segment Information

Operating segments are defined as components of an enterprise about which separate discrete information is available for evaluation by the chief operating decision-maker (“CODM”) in deciding how to allocate resources and assess performance. The Company and the Company’s chief operating decision-maker, the Company’s Chief Executive Officer, view the Company’s operations and manage its business as a single operating segment, which is the business of discovering and developing products for the treatment of immunotherapies for cancer. Management has determined that the Company operates in one segment, given the common nature of its operations. For additional information, see Note 8 - Segment Information.

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

Certain Risks and Uncertainties

The Company’s activities are subject to significant risks and uncertainties, including the risk of failure to secure additional funding to properly execute the Company’s business plan. The Company is subject to risks that are common to companies in the pharmaceutical industry, including, but not limited to, the development by the Company or its competitors of new technological innovations, dependence on key personnel, reliance on third party manufacturers, protection of proprietary technology, and compliance with regulatory requirements.

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

Off-Balance Sheet Risk and Concentrations of Credit Risk

The Company has no significant off-balance sheet risks, such as foreign exchange contracts, option contracts, or other foreign hedging arrangements. Cash accounts are maintained at financial institutions that potentially subject the Company to concentrations of credit risk. As of June 30, 2025 and December 31, 2024, substantially all of the Company’s cash was deposited in accounts at two financial institutions. The Company maintains its cash deposits, which at times may exceed the federally insured limits, with a reputable financial institution, and accordingly, the Company believes such funds are subject to minimal credit risk.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with maturities of three months or less to be cash equivalents. As of June 30, 2025, and December 31, 2024, cash includes cash in depository bank accounts. The Company had no cash equivalents as of June 30, 2025, or December 31, 2024.

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

Under this accounting guidance, fair value is defined as an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or a liability. To increase the comparability of fair value measures, the following hierarchy prioritizes the inputs to valuation methodologies used to measure fair value:

●	Level 1 - Valuations based on quoted prices for identical assets and liabilities in active markets.

●	Level 2 - Valuations based on observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data.

●	Level 3 - Valuations based on unobservable inputs reflecting our own assumptions, consistent with reasonably available assumptions made by other market participants. These valuations require significant judgment.

Fair value measurements discussed herein are based upon certain market assumptions and pertinent information available to management as of and during the six months ended June 30, 2025, and as of and during the twelve months ended December 31, 2024. The carrying amount of accounts payable approximated fair value, as they are short term in nature. The fair value of warrants issued for services is estimated based on the Black-Scholes-Merton model during the six months ended June 30, 2025. The estimated fair value of warrants issued to underwriters represented Level 3 measurements.

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

Prior to the Company’s initial public offering (“IPO”) in order to estimate the fair value of shares of the Common Stock, the Company’s board of directors considered, among other things, sales of Common Stock to third party investors and valuations of Common Stock, business, financial condition and results of operations, including related industry trends affecting operations; the likelihood of achieving a liquidity event, such as an initial public offering, or sale, given prevailing market conditions; the lack of marketability of our Common Stock; the market performance of comparable publicly traded companies; and U.S. and global economic and capital market conditions.

During the six months ended June 30, 2025, 35,123 restricted shares of Common Stock were issued for consulting and research services. During the six months ended June 30, 2024, 12,500 restricted shares of Common Stock were issued for consulting services. The fair value of restricted stock awards is based on the Common Stock price.

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

On July 4, 2025, the “One big Beautiful Bill Act (OBBBA) was signed into law. This legislation introduces a number of new changes to the Internal Revenue Code. As a pre-revenue company that does not currently generate taxable income, we do not expect the legislation to have a material impact on our tax posture. The Company will continue to maintain a full valuation allowance against its net deferred tax assets.

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

The following table summarizes the Company’s potentially dilutive securities, in common share equivalents, which have been excluded from the calculation of dilutive loss per share as their effect would be anti-dilutive:

	Six Months Ended June 30,
	2025	2024
Shares issuable upon exercise of stock options	11,952,412	9,322,448
Shares issuable upon exercise of warrants	10,143,192	5,442,246

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

2. RELATED PARTY TRANSACTIONS

Consulting Services and Private Placement

The consulting firm FGMK, LLC and its affiliate FGMK Business Holdings, LLC beneficially owns more than 5% of the stock of the Company and is therefore a related party. The Company expensed $31,570 with the issuance of 18,040 shares of common stock as of June 30, 2025, related to accounting, tax and valuation services. In addition, FGMK Business Holdings, LLC participated in the February 2025 private placement and purchased 1,350,000 shares of the Company’s Common Stock and warrants to purchase 1,350,000 shares of the Company’s Common Stock for an aggregate purchase price of approximately $2,025,000.

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

Private Placement

The following Company directors participated in the February 2025 private placement as follows: (i) Stan Smith purchased 50,000 shares of our Common Stock and warrants to purchase up to 50,000 shares of our Common Stock for an aggregate purchase price of $75,000; (ii) Ramiro Guerrero purchased 73,333 shares of our Common Stock and warrants to purchase up to 73,333 shares of our Common Stock for an aggregate purchase price of approximately $110,000.

The following Company directors participated in the March 2025 private placement as follows: (i) Stan Smith purchased 25,000 shares of our Common Stock and warrants to purchase up to 25,000 shares of our Common Stock for an aggregate purchase price of $37,500; (ii) Ramiro Guerrero purchased 33,333 shares of our Common Stock and warrants to purchase up to 33,333 shares of our Common Stock for an aggregate purchase price of approximately $50,000.

The following Company directors participated in the May 2025 private placement as follows: (i) Stan Smith purchased 66,666 shares of our Common Stock and warrants to purchase up to 66,666 shares of our Common Stock for an aggregate purchase price of $99,999; (ii) Ramiro Guerrero purchased 20,000 shares of our Common Stock and warrants to purchase up to 20,000 shares of our Common Stock for an aggregate purchase price of $30,000.

The following Company director participated in the June 2025 private placement as follows: Stan Smith purchased 33,333 shares of our Common Stock and warrants to purchase up to 33,333 shares of our Common Stock for an aggregate purchase price of approximately $50,000.

3. ACCRUED EXPENSES

As of June 30, 2025 and December 31, 2024 accrued expenses consisted of the following:

	June 30,	December 31,
	2025	2024
Bonus	$595,506	$941,098
Professional fees	69,901	123,317
Research and development costs	2,308,844	1,035,355
Other	346,538	217,832
Total accrued expenses	$3,320,789	$2,317,602

4. FAIR VALUE OF FINANCIAL LIABILITIES

Derivative Liability

Financial liabilities consisting of warrant liabilities measured at fair value on a recurring basis are summarized below. The fair value of the warrant liabilities recorded are as follows:

	Fair value at June 30, 2025
	Total	Level 1	Level 2	Level 3
Liabilities:
Warrant liability	$2,125,218	$—	$—	$2,125,218
Total liabilities	$2,125,218	$—	$—	$2,125,218

	Fair value at December 31, 2024
	Total	Level 1	Level 2	Level 3
Liabilities:
Warrant liability	$2,690,605	$—	$—	$2,690,605
Total liabilities	$2,690,605	$—	$—	$2,690,605

The table below provides a summary of the changes in fair value of the warrant liabilities measured on a recurring basis using significant unobservable inputs (Level 3):

	Three Months Ended June 30,		Six Months Ended June 30,
Warrant liabilities:	2025	2024	2025	2024
Balance, beginning of period	$1,864,616	$9,573,197	$2,690,605	$2,152,188
Issuance of warrants	—	677,919	—	3,917,630
Exercises of warrants	—	(3,191,675)	—	(3,191,675)
Amendments of warrants	—	(6,870,296)	—	(6,870,296)
Loss (gain) on fair value of warrant liability	260,602	5,157,493	(565,387)	9,338,791
Balance, end of period	$2,125,218	$5,346,638	$2,125,218	$5,346,638

5. STOCKHOLDERS’ EQUITY

Upon the closing of the Company’s IPO, the Company’s shareholders agreement terminated pursuant to its terms. In connection with the closing of the IPO, the Company amended and restated its Amended and Restated Certificate of Incorporation (the “Amended and Restated Certificate of Incorporation”) and amended and restated its Bylaws (the “Amended and Restated Bylaws”). The Amended and Restated Certificate of Incorporation was filed with the Secretary of State of the State of Delaware on August 1, 2022, and became effective on that date, and among other things, increased the authorized number of Common Stock to 70,000,000 shares and decreased the authorized number of Preferred Stock to 30,000,000 shares. On May 22, 2025 the Company’s shareholders approved an amendment (the “Certificate of Amendment”) to the Company’s Amended and Restated Certificate of Incorporation to increase the number of authorized shares of Common Stock from 70,000,000 to 150,000,000. The Certificate of Amendment was filed with the Secretary of State of the State of Delaware on May 22, 2025, and became effective on that date, increasing the authorized number of shares of Common Stock to 150,000,000. The number of shares of Preferred Stock authorized remains 30,000,000 shares.

At-the-Market Equity Offering

On February 14, 2024, the Company entered into an At The Market Offering Agreement (the “ATM Agreement”) with H.C. Wainwright & Co., LLC (“Wainwright”), to sell shares of its Common Stock, par value $0.0001 per share, (the “Shares”) having an aggregate sales price of up to $1,445,000, from time to time, through an at-the-market offering program under which Wainwright will act as sales agent. The sales, if any, of the Shares made under the ATM Agreement will be made by any method permitted by law deemed to be an “at-the-market offering” as defined in Rule 415 promulgated under the Securities Act of 1933, as amended (the “Securities Act”). Effective March 25, 2024, the Company filed a prospectus supplement to amend, supplement and supersede certain information contained in the earlier prospectus and prospectus supplement, which increased the number of Shares the Company may offer and sell under the ATM Agreement to an aggregate offering price of up to $4,950,000, from time to time. During the quarter ended June 30, 2024, the Company sold 2,015,122 shares of Common Stock at an average price of approximately $3.53 per share, resulting in aggregate gross proceeds of approximately $7,116,978, for which it paid Wainwright approximately $213,509 in commissions and other issuance costs of $101,805, resulting in net proceeds to the Company of approximately $6,801,664.

Effective December 23, 2024, the Company filed a prospectus supplement to amend, supplement and supersede certain information contained in the earlier prospectus and prospectus supplement, which increased the number of Shares the Company may offer and sell under the ATM Agreement to an aggregate offering price of up to $30,000,000 from time to time. Effective March 22, 2025, the Company filed a prospectus supplement to amend, supplement and supersede certain information contained in the earlier prospectus and prospectus supplement, which decreased the number of Shares the Company may offer and sell under the ATM Agreement to an aggregate offering price of up to $11,200,000 from time to time. During the quarter ended June 30, 2025, the Company sold 793,429 shares of Common Stock through Wainwright under the ATM Agreement at an average price of approximately $1.87 per share, resulting in aggregate gross proceeds of approximately $1,480,894, for which it paid Wainwright approximately $44,427 in commissions and other issuance costs of $16,705, resulting in net proceeds to the Company of approximately $1,419,762.

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

On May 8, 2025, the Company issued and sold 719,999 shares of its Common Stock and warrants to purchase 719,999 shares of its Common Stock in a private placement to certain accredited investors and Company directors pursuant to securities purchase agreements dated May 5, 2025 at a price per share of $1.50 for which the Company received gross proceeds of approximately $1.08 million. The warrants are exercisable at a price per share of $2.05, are exercisable commencing one year following issuance, have a term of six years from the issuance date, and expiring on May 8, 2031. The securities sold to Company directors participating in the private placement were issued pursuant to the MAIA Biotechnology, Inc. 2021 Equity Incentive Plan (the “MAIA 2021 Plan”).

On June 3, 2025, the Company issued and sold 463,332 shares of its Common Stock and warrants to purchase 463,332 shares of its Common Stock in a private placement to certain accredited investors and Company directors pursuant to securities purchase agreements dated May 27, 2025 at a price per share of $1.50 for which the Company received gross proceeds of approximately $0.7 million. The warrants are exercisable at a price per share of $1.71, are exercisable commencing six months following issuance, have a term of five years from the issuance date, and expiring on June 3, 2030. The securities sold to Company directors participating in the private placement were issued pursuant to the MAIA Biotechnology, Inc. 2021 Equity Incentive Plan (the “MAIA 2021 Plan”).

MAIA Biotechnology, Inc. Restricted Stock Awards

During the six months ended June 30, 2025, the Company expensed $31,570 to consulting expense for accounting services and $30,751 to research and development expense for research fees related to the issuance of 18,040 and 17,083 restricted shares of Common Stock, respectively. There are no unvested restricted shares as of June 30, 2025.

During the six months ended June 30, 2024, the Company expensed $11,500 to consulting expense for investor relations related to the grant of 12,500 restricted shares of Common Stock. There are no unvested restricted shares as of June 30, 2024.

MAIA Stock Warrants

Concurrently with the closing of the IPO, the Company issued warrants to purchase an aggregate of up to 100,000 shares of its Common Stock to the representative or its designees, at an exercise price of $6.25 per share (the “Representative’s Warrants”). The Representative’s Warrants were exercisable beginning on January 23, 2023, and expire on July 27, 2027, pursuant to their terms and conditions. On August 3, 2023, concurrently with the full exercise of the representative’s over-allotment option, the Company issued additional Representative’s Warrants to purchase an aggregate of up to 15,000 shares of its Common Stock to the representative or its designees on the same terms. The Representative’s Warrants are not indexed to the Company’s own stock and therefore meet the definition of a derivative liability. The Representative’s Warrants are liability classified instruments and were initially recorded at a value of $343,735, which was determined using the Black-Scholes-Merton method using a term of five years, risk free interest rate of 2.82% and volatility of 77.5%. As of June 30, 2025 and December 31, 2024, the Company remeasured the warrant liability resulting in a value of $39,596 and $71,672 respectively. The gain on remeasurement of the warrant liability in the amount of $5,808 and the gain on remeasurement of the warrant liability in the amount of $32,076 was included in other income (expense) for the three and six months ended June 30, 2025, respectively. The loss on remeasurement of the warrant liability in the amount of $96,732 and $169,398 was included in other income (expense) for the three and six months ended June 30, 2024, respectively.

On November 9, 2023, the Company issued warrants to purchase an aggregate of up to 239,234 shares of its Common Stock to Alumni Capital LP (“Alumni”), at an exercise price of $2.09 per share. The warrants were exercisable beginning on November 10, 2023, and expire on November 10, 2027, pursuant to their terms and conditions. The warrants are not indexed to the Company’s own stock and therefore meet the definition of a derivative liability. On November 13, 2023, 131,578 warrant shares vested in accordance with the terms. The warrants are liability classified instruments and were initially recorded at a value of $84,251, which was determined using the Black-Scholes-Merton method using a term of 3.87 years, risk free interest rate of 3.93% and volatility of 90.0%. Laidlaw & Company Ltd. acted as the financial advisor to the Company in connection with the warrant and were paid a cash fee of $13,750. The warrants were exercised on May 22, 2024 in a cashless exercise and Alumni was issued 54,976 shares of Common Stock. The Company remeasured the warrant liability at the time of the exercise resulting in a value of $375,705. The warrant liability was removed to reflect the warrants being exercised and equity was increased by the value of $375,705. As of June 30, 2025 and December 31, 2024, the warrant liability resulted in a value of $0, respectively. The loss on remeasurement at the time of exercise of the warrant liability in the amount of $175,803 and $291,454 was included in other expense for the three and six months ended June 30, 2024, respectively.

On November 17, 2023, the Company issued warrants concurrently with the Company’s registered direct offering to purchase an aggregate of up to 2,424,243 shares of its Common Stock to the investors in the registered direct offering at an exercise price of $1.86 per share (subject to customary adjustments as set forth in the warrants). The warrants are exercisable six months following issuance and will have a term of five years from the initial exercise date. The warrants contain customary anti-dilution adjustments to the exercise price, including for share splits, share dividends, rights offerings and pro rata distributions. The warrants were not indexed to the Company’s own stock and therefore met the definition of a derivative liability. The warrants were liability classified instruments and were initially recorded at a value of $1,903,915, which was determined using the Black-Scholes-Merton method using a term of 5.38 years, risk free interest rate of 3.85% and volatility of 90.0%. In 2024, 909,091 warrants were exercised on various dates in cashless exercises and the investor was issued 458,726 shares of Common Stock. The Company remeasured the warrant liability of the exercised warrants at the time of the exercise resulting in a value of $2,815,970. The warrant liability for the exercised warrants was removed and equity was increased by the value of $2,815,970. As of June 30, 2025 and December 31, 2024, the warrant liability resulted in a value of $1,756,035 and $2,189,478, respectively. The loss on remeasurement in the amount of $246,105 and the gain on remeasurement in the amount of $433,443 was included in other income (expense) for the three and six months ended June 30, 2025, respectively. The loss on remeasurement of the warrant liability in the amount of $805,104 and $3,112,936 was included in other income (expense) for the three and six months ended June 30, 2024, respectively.

On November 17, 2023, concurrently with the closing of the Company’s registered direct offering, the Company issued warrants to purchase an aggregate of 169,697 shares of its Common Stock to the representative or its designees, at an exercise price of $2.06 per share. These representative’s warrants were exercisable beginning November 15, 2023, and expire on November 15, 2028, pursuant to their terms and conditions. The representative’s warrants are not indexed to the Company’s own stock and therefore meet the definition of a derivative liability. The representative’s warrants are liability classified instruments and were initially recorded at a value of $123,811, which was determined using the Black-Scholes-Merton method using a term of 4.88 years, risk free interest rate of 3.84% and volatility of 90.0%. As of June 30, 2025 and December 31, 2024 the Company remeasured the warrant liability resulting in a value of $180,233 and $230,038 respectively. The gain on remeasurement of the warrant liability in the amount of $65,546 and the loss on remeasurement of the warrant liability in the value of $15,741 was included in other income (expense) for the three and six months ended June 30, 2025, respectively. The loss on remeasurement of the warrant liability in the amount of $181,705 and $338,664 is included in other expense for the three and six months ended June 30, 2024, respectively.

Concurrently with the closing of the Company’s private placement on March 14, 2024, the Company issued warrants to purchase an aggregate of up to 2,496,318 shares of its Common Stock to the investors in the private placement, at an exercise price of $1.30 per share are exercisable beginning on September 14, 2024, and expire on September 14, 2029. The warrants issued were divided into two groups: warrants issued to directors and warrants issued to non-affiliated investors. The warrants to purchase 452,731 shares of the Company’s Common Stock issued to directors were deemed options issued under the MAIA 2021 Plan and are equity classified instruments, and the value of these warrants determined using the Black-Scholes-Merton method was $230,685 using a term of 5.5 years, risk free interest rate of 4.20% and volatility of 95%. The warrants to purchase 2,043,587 share of the Company’s Common Stock issued to non-affiliated investors were not indexed to the Company’s own stock and therefore met the definition of a derivative liability. The warrants issued to non-affiliated investors were liability classified instruments when issued and were initially recorded at a value of $2,049,600, which was determined using the Black-Scholes-Merton method using a term of 5.5 years, risk free interest rate of 4.20% and volatility of 95.0%. As of March 31, 2024, the Company remeasured the warrant liability resulting in a value of $3,793,921. The loss on remeasurement of the warrant liability in the amount of $1,744,321 was included in other income (expense) for the six months ended June 30, 2024. In May 2024, the Company amended the warrant agreements to adjust them to be indexed to the Company’s own stock, and they were therefore reclassed to equity classified instruments in a non-cash transaction. When the warrant agreements were amended, the Company remeasured the warrant liability resulting in a final warrant value of $5,089,063. The warrant liability for these warrants was removed and equity was increased by $5,089,063 to account for the equity classification.

Concurrently with the closing of the Company’s private placement offering on March 28, 2024, the Company issued warrants to purchase an aggregate of up to 578,643 shares of its Common Stock to the investors in the private placement at an exercise price of $2.55 per share. The warrants are exercisable beginning on September 28, 2024, and expire on September 28, 2029. The warrants were not indexed to the Company’s own stock and therefore meet the definition of a derivative liability. The warrants were liability classified instruments when issued and were initially recorded at a value of $1,190,111, which was determined using the Black-Scholes-Merton method using a term of 5.5 years, risk free interest rate of 4.20% and volatility of 95.0%. As of March 31, 2024, the Company remeasured the warrant liability resulting in a value of $973,980. The gain on remeasurement of the warrant liability in the amount of $216,131 was included in other income (expense) for the six months ended June 30, 2024. In May 2024, the Company amended the warrant agreements related to 437,031 warrants to adjust them to be indexed to the Company’s own stock, and they were therefore reclassed to equity classified instruments in a non-cash transaction. When the warrants agreements were amended, the Company remeasured the warrant liability resulting in a final warrant value of $1,011,562. The warrant liability for these 437,031 warrants was removed and equity was increased by $1,011,562 to account for the equity classification. The remaining 141,612 warrants remain liability classified instruments. As of June 30, 2025 and December 31, 2024, the Company remeasured the warrant liability, resulting in a value of $149,354 and $199,417, respectively. The loss on remeasurement of the warrant liability in the amount of $4,564 and the gain on remeasurement of the warrant liability in the amount of $50,063 was included in other income (expense) for the three and six months ended June 30, 2025.

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

Concurrently with the closing of the Company’s private placement offering on February 24, 2025, the Company issued warrants to purchase an aggregate of up to 1,810,000 shares of its Common Stock to the investors in the private placement at an exercise price of $1.87 per share. The warrants are exercisable beginning on February 24, 2026, and expire on February 24, 2031. The warrants issued were divided into two groups: warrants issued to directors and warrants issued to affiliated and non-affiliated investors. The warrants to purchase 123,333 shares of the Company’s Common Stock issued to directors were deemed options issued under the MAIA 2021 Plan (as defined below) and are equity classified instruments and the value of these warrants determined using the Black-Scholes-Merton method was $176,680 using a term of 6 years, risk free interest rate of 4.23% and volatility of 95%. The warrants to purchase 1,686,667 shares of the Company’s Common Stock issued to affiliated and non-affiliated investors are indexed to the Company’s own stock and they were therefore equity classified instruments and the value of these warrants determined using the Black-Scholes-Merton method was $2,416,223 using a term of 6 years, risk free interest rate of 4.23% and volatility of 95%. The total fair value ascribed to the warrants combined with the fair value of the common stock issued in the private placement was then used for purposes of allocation of the equity classified warrant value within the condensed consolidated statements of changes in the stockholders’ equity.

Concurrently with the closing of the Company’s private placement offering on March 3, 2025, the Company issued warrants to purchase an aggregate of up to 952,633 shares of its Common Stock to the investors in the private placement at an exercise price of $1.85 per share. The warrants are exercisable beginning on March 3, 2026, and expire on March 3, 2031. The warrants issued were divided into two groups: warrants issued to directors and warrants issued to non-affiliated investors. The warrants to purchase 58,333 shares of the Company’s Common Stock issued to directors were deemed options issued under the MAIA 2021 Plan (as defined below) and are equity classified instruments and the value of these warrants determined using the Black-Scholes-Merton method was $80,894 using a term of 6 years, risk free interest rate of 3.97% and volatility of 95%. The warrants to purchase 894,300 shares of the Company’s Common Stock issued to non-affiliated investors are indexed to the Company’s own stock and they were therefore equity classified instruments and the value of these warrants determined using the Black-Scholes-Merton method was $1,240,185 using a term of 6 years, risk free interest rate of 3.97% and volatility of 95%. The total fair value ascribed to the warrants combined with the fair value of the common stock issued in the private placement was then used for purposes of allocation of the equity classified warrant value within the condensed consolidated statements of changes in the stockholders’ equity.

Concurrently with the closing of the Company’s private placement offering on May 8, 2025, the Company issued warrants to purchase an aggregate of up to 719,999 shares of its Common Stock to the investors in the private placement at an exercise price of $1.50 per share. The warrants are exercisable beginning on May 8, 2026, and expire on May 8, 2031. The warrants issued were divided into two groups: warrants issued to directors and warrants issued to non-affiliated investors. The warrants to purchase 86,666 shares of the Company’s Common Stock issued to directors were deemed options issued under the MAIA 2021 Plan (as defined below) and are equity classified instruments and the value of these warrants determined using the Black-Scholes-Merton method was $133,131 using a term of 6 years, risk free interest rate of 4.09% and volatility of 95%. The warrants to purchase 633,333 shares of the Company’s Common Stock issued to non-affiliated investors are indexed to the Company’s own stock and they were therefore equity classified instruments and the value of these warrants determined using the Black-Scholes-Merton method was $972,890 using a term of 6 years, risk free interest rate of 4.09% and volatility of 95%. The total fair value ascribed to the warrants combined with the fair value of the common stock issued in the private placement was then used for purposes of allocation of the equity classified warrant value within the condensed consolidated statements of changes in the stockholders’ equity.

Concurrently with the closing of the Company’s private placement offering on June 3, 2025, the Company issued warrants to purchase an aggregate of up to 463,332 shares of its Common Stock to the investors in the private placement at an exercise price of $1.50 per share. The warrants are exercisable beginning on December 3, 2025, and expire on June 3, 2030. The warrants issued were divided into two groups: warrants issued to directors and warrants issued to non-affiliated investors. The warrants to purchase 33,333 shares of the Company’s Common Stock issued to directors were deemed options issued under the MAIA 2021 Plan (as defined below) and are equity classified instruments and the value of these warrants determined using the Black-Scholes-Merton method was $43,358 using a term of 5 years, risk free interest rate of 4.04% and volatility of 95%. The warrants to purchase 429,999 shares of the Company’s Common Stock issued to non-affiliated investors are indexed to the Company’s own stock and they were therefore equity classified instruments and the value of these warrants determined using the Black-Scholes-Merton method was $559,324 using a term of 5 years, risk free interest rate of 4.04% and volatility of 95%. The total fair value ascribed to the warrants combined with the fair value of the common stock issued in the private placement was then used for purposes of allocation of the equity classified warrant value within the condensed consolidated statements of changes in the stockholders’ equity.

On June 17, 2025, the Company executed a Warrant Inducement Offer to select warrant holders allowing them to exercise their warrants held at a reduction of the exercise price for cash. The warrant’s exercise price was reduced to $1.50 per share. Certain warrant holders accepted the offer and warrants were exercised, resulting in the issuance of 219,283 shares of MAIA Common Stock for proceeds of approximately $328,924. The fair value of the modified warrants was greater than the fair value of the original warrants at the modification date by $105,154; therefore, the incremental cost was recognized as an increase to additional paid in capital and a decrease to warrant additional paid in capital, there was no net equity difference.

	Warrants Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years
Balance at January 1, 2025	6,718,176	$2.37	4.56
Issued	3,644,299	4.04	—
Exercised	(219,283)	(1.50)	—
Expired	—	—	—
Balance at June 30, 2025	10,143,192	$2.17	4.62

	Warrants Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years
Balance at January 1, 2024	3,650,278	$2.82	5.00
Issued	2,949,169	1.65
Exercised	(1,157,201)	(1.98)
Expired	—	—
Balance at June 30, 2024	5,442,246	$2.37	4.87

The value of warrant grants is calculated using the Warrant Black Scholes calculations with the following assumptions for warrants granted during the six months ended June 30, 2025 and 2024

	2025	2024
Risk-free interest rate	4.04%-4.09%	4.20%-4.70%
Expected term (in years)	5 - 6	5.5
Expected volatility	95%	95%
Expected dividend yield	—	—

MAIA Biotechnology, Inc. Stock Option and Equity Incentive Plans

In 2018, the Company adopted the MAIA Biotechnology, Inc. 2018 Stock Option Plan (the “MAIA 2018 Plan”). MAIAs board of directors administers the MAIA 2018 Plan for the purposes of attracting, retaining, and motivating key employees, directors, and consultants of MAIA. The terms of the MAIA 2018 Plan continue to govern the 1,773,912 options outstanding under the plan as of June 30, 2025.

In 2020, the Company adopted the MAIA Biotechnology, Inc. Amended and Restated 2020 Equity Incentive Plan (the “MAIA 2020 Plan’’), also administered by the board of directors. The MAIA 2020 Plan permitted awards to take the form of stock options, restricted stock and restricted stock units. The terms of the MAIA 2020 Plan continue to govern the 3,503,589 options outstanding in the plan as of June 30, 2025. There are no shares reserved for future issuance under the MAIA 2018 Plan or the MAIA 2020 Plan.

On August 1, 2022 the Company approved MAIA 2021 Plan with 1,909,518 shares of Common Stock reserved for issuance. On May 25, 2023 the MAIA 2021 Plan was amended to include an automatic increase to the plan in the amount equal to 10% of the total number of shares of stock outstanding on a fully diluted basis on December 31 of the preceding calendar year (the “Increase Date”); provided that, the board of directors may act prior to any Increase Date to provide that there will be no increase for such year or that the increase for such year will be a lesser number of shares of stock. The amount reserved for issuance under the MAIA 2021 Plan increased by 1,956,993 based on the fully diluted shares outstanding as of December 31, 2022. The amount reserved for issuance under the MAIA 2021 Plan increased by 2,838,668 shares on January 1, 2024 based on the fully diluted shares outstanding as of December 31, 2023. The amount reserved for issuance under the MAIA 2021 Plan increased by 2,250,000 shares on January 1, 2025 based on the fully diluted shares outstanding as of December 31, 2024 (and the discretion of the Company’s board of directors to authorized less than 10% of such amount). As of June 30, 2025, there are 1,556,089 shares of Common Stock available for future issuance under the MAIA 2021 Plan and 6,674,911 options are outstanding under the MAIA 2021 Plan.

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

As of June 30, 2025, only stock options have been awarded pursuant to the MAIA stock option and equity incentive plans.

The following table summarizes the activity and information regarding MAIA’s outstanding and exercisable options for the six months ended June 30, 2025:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Balance at January 1, 2025	9,769,992	$2.43	6.68	—
Granted	2,591,991	1.80
Exercised	(570)	(1.48)
Cancelled/forfeited	(409,001)	(3.60)
Balance at June 30, 2025	11,952,412	$2.25	6.77	$627,620
Options exercisable at June 30, 2025	8,772,024	$2.29	5.98	$474,995

The value of option grants is calculated using the Black-Scholes-Merton option pricing model with the following assumptions for options granted during the six months ended June 30, 2025 and 2024:

	2025	2024
Risk-free interest rate	3.78% - 4.43%	3.94% - 4.77%
Expected term (in years)	5 – 6.08	5 - 6.25
Expected volatility	90% - 95%	95% - 152.5%
Expected dividend yield	—%	—%

The weighted-average grant date fair value of stock options issued during the six months ended June 30, 2025 and 2024 was $2.25 and $2.41, respectively. As of June 30, 2025, the total unrecognized compensation related to unvested employee and non-employee stock option awards granted was $4,339,230, which the Company expects to recognize over a weighted average period of approximately 2.94 years.

Stock based compensation related to the Company’s stock plans are as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
General and administrative	$569,875	$256,916	$768,733	$487,905
Research and development	232,609	157,032	405,223	276,008
Total stock-based compensation	$802,484	$413,948	$1,173,956	$763,913

6. COMMITMENTS AND CONTINGENCIES

Legal

From time to time, the Company is involved in legal actions and claims arising in the normal course of business. Management believes there are no matters which will have a material adverse effect on the Company’s financial position, operations or cash flows.

Patent Licensing, Sponsored Research, and Patent & Technology Agreements

Ateganosine (THIO)

In November 2018 and as amended in December 2020, the Company entered into a Global Patent Licensing Agreement (“PLA”) titled “Patent and Technology License Agreement AGT. NO. L2264 – MAIA Biotechnology” with the University of Texas Southwestern (“UTSW”) to license patent families for a specific compound (“THIO”) from UTSW to MAIA (the “UTSW Agreement”). The UTSW Agreement, as amended, has a term of 20 years. The agreement requires MAIA to reimburse UTSW for agreed-upon expenses related to THIO. The UTSW Agreement requires certain payments upon assignment of the license to a third party as well as upon reaching specific milestones, ranging between $1,000,000 and $50,000,000, not to exceed a combined milestone payment total of $112,000,000. As of June 30, 2025, no assignment has occurred and none of the defined milestones have been completed and therefore no payments are due to UTSW related to the milestones. The UTSW Agreement requires royalties MAIA to make royalty payments of : (i) 2-4% (depending on THIO reaching specified sales levels in the respective jurisdictions) on net sales up to $1,000,000,000; and (ii) 2.5-5% on net sales above $1,000,000,000.

Also in December 2020, the Company entered into a second license agreement with UTSW titled “Patent and Technology License Agreement AGT. NO. L3648 — MAIA Biotechnology” pursuant to which UTSW is licensing an additional compound to MAIA (the “UTSW2 Agreement”). The UTSW2 Agreement has a term of 20 years and requires the Company to reimburse UTSW for certain agreed-upon expenses. The UTSW2 Agreement requires certain payments upon assignment of the license to a third party as well as upon reaching specific milestones, ranging between $1,000,000 and $50,000,000, not to exceed a combined milestone payment total of $112,000,000. As of June 30, 2025, no assignment has occurred and none of the defined milestones have been completed and therefore no payments are due to UTSW related to the milestones. The UTSW2 Agreement requires MAIA to make royalty payments of: (i) 2-4% (depending on THIO reaching specified sales levels in the respective jurisdictions) on net sales up to $1,000,000,000; (ii) and 2.5-5% on net sales above $1,000,000,000.

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

Regeneron

In February 2021, the Company entered into a Drug Supply Agreement (the “Drug Supply Agreement”) with Regeneron Pharmaceuticals, Inc. (“Regeneron”) to perform one clinical trial for the treatment of patients with Non-Small Cell Lung Cancer (NSCLC) involving a Regeneron drug candidate that utilizes one of the Company’s compounds/agents. The Company is responsible for all costs of the study with Regeneron supplying their drug cemiplimab representing a cost savings for the Company, the first phase of which is expected to take approximately two years. The overall term of the agreement is for five years unless earlier terminated for certain reasons as defined in the agreement. Either party may terminate a study plan in the event that patient screening for the clinical study does not commence within 12 months after: (i) the Effective Date (as defined in the Drug Supply Agreement), with respect to the initial study; or (ii) the execution of the applicable study plan, with respect to each other study. If either party terminates a study plan, the Company shall reimburse Regeneron for the Regeneron product it received in connection with such study plan based on the actual out-of-pocket cost to Regeneron of such Regeneron product. As of June 30, 2025, neither party has terminated the agreement.

BeOne

In December 2024, the Company reached an agreement with BeOne Medicines, Ltd., (“BeOne”) to perform certain clinical trials for the treatment of patients with small cell lung cancer (SCLC), liver cancer (HCC), and colorectal cancer (CRC) involving a BeOne drug candidate that utilizes one of the Company’s compounds/agents. The Company is responsible for all costs of the study with BeOne supplying their drug tislelizumab representing a cost savings for the Company. The overall term of the agreement is for seven years unless earlier terminated for certain reasons as defined in the agreement. As of June 30, 2025, neither party has terminated the agreement.

Roche

In June 2025, the Company reached an agreement with F. Hoffman-La Roche Ltd, (“Roche”) to perform certain clinical trials for the treatment of patients with hard-to-treat cancers involving Roche’s checkpoint inhibitor, atezolizumab (Tecentriq®). The Company is responsible for all costs of the study with Roche supplying their drug atezolizumab representing a cost savings for the Company. The overall term of the agreement is for five years unless earlier terminated for certain reasons as defined in the agreement. As of June 30, 2025, neither party has terminated the agreement.

7. INCOME TAXES

The Company provides for income taxes using the asset and liability approach. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect when these differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The issuance of shares in connection with the Company’s IPO, as well as prior share issuances, may result in limitations on the utilization of the Company’s net operating loss carryforwards under IRS section 382. As of June 30, 2025, and December 31, 2024, the Company had a full valuation allowance against its deferred tax assets.

For the six months ended June 30, 2025 and 2024, the Company recorded zero income tax expense. No tax benefit has been recorded in relation to the pre-tax losses for the six months ended June 30, 2025, due to full valuation allowance to offset any deferred tax assets.

8. SEGMENT INFORMATION

The Company operates in one reportable segment. This determination is based on the Company’s structure, the manner in which the chief operating decision maker (“CODM”) reviews the operating results to assess performance and allocate resources, and the nature of the Company’s operations. The CODM, who is the Chief Executive Officer, regularly reviews consolidated financial information, such as consolidated net loss. The CODM’s review is for the purpose of assessing performance and making decisions about resource allocation. See our consolidated financial statements in Part I, “Item 1, Financial Statements”, and Note 1, “Description of Business, Organization, and Principles of Consolidation” for additional information about these line items and the related accounting policies.

9. SUBSEQUENT EVENTS

Issuance of Options

From July 1 to August 11, 2025, the Company issued 416,806 options at a weighted exercise price of $1.91 to consultants.

At-The-Market Offering with H.C. Wainwright

Since July 1, 2025, the Company has sold 1,174,740 shares of its Common Stock through Wainwright under the ATM Agreement at an average price of approximately $1.92 per share, resulting in aggregate gross proceeds of approximately $2,257,039, for which it paid Wainwright approximately $67,711 in commissions, resulting in net proceeds to the Company of approximately $2,189,328. The Company anticipates that the at-the-market offering will continue throughout the next reporting period.

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

Overview

We are a clinical-stage biopharmaceutical company developing targeted immunotherapies for cancer. Ateganosine (also known as THIO, 6-thio-dG or 6-thio-2 ‘-deoxyguanosine), our lead asset, is an investigational dual mechanism of action drug candidate incorporating telomere targeting and immunogenicity. Our initial disease target is lung cancer, a serious medical condition with an incidence of over 235,000 new cases in the US in 2024, representing 12% of all cancers, and over 125,000 deaths, or 20% of all cancers. Worldwide, lung cancer incidence is over 2,200,000 per year (ranking second only after breast cancer), and mortality over 1,800,000 (ranking first). Specifically, we are targeting Non-Small Cell Lung Cancer (“NSCLC”), which represents 85% of all lung cancers. In July 2022, the first patient was administered with ateganosine in our Phase 2 human trial (THIO-101) in Australia. In December 2022, regulatory authorities in three European countries, Hungary, Poland, and Bulgaria, approved the implementation of THIO-101, Phase 2 clinical trial evaluating ateganosine in patients with NSCLC. Patients with advanced NSCLC will be treated first with ateganosine followed a few days later by the immune checkpoint inhibitor Libtayo® (cemiplimab), manufactured and commercialized by Regeneron. Cemiplimab is a fully human monoclonal antibody targeting the immune checkpoint receptor PD-1 on T-cells. Cemiplimab has been approved in the United States and the rest of the world for multiple cancer indications, including NSCLC. In February 2021, we signed a clinical supply agreement with Regeneron to receive cemiplimab at no cost, which represents a significant cost-savings for the study. In return, we have granted Regeneron exclusive development rights in combination with PD-1 inhibitors for NSCLC for the study period. Based on the clinical data generated by our THIO-101 trial, we plan to seek filing for an accelerated approval of ateganosine in the United States for the treatment of patients with advanced NSCLC in 2026, but even if granted, accelerated approval status does not guarantee an accelerated review or marketing approval by the Food and Drug Administration (FDA). We plan to initiate a Phase 3 pivotal trial in 2025, named THIO-104, to evaluate the efficacy of ateganosine administered in sequence with a checkpoint inhibitor (CPI) in third-line NSCLC patients who are resistant to checkpoint inhibitors and chemotherapy which could lead filing for early full commercial approval in 2026 and final analysis could lead to filing for full commercial approval in 2027. The multicenter, open-label, pivotal Phase 3 trial is designed to provide a direct comparison to chemotherapy in a 1:1 randomization of up to 300 patients. In addition, the originally planned Phase 2 clinical trial in multiple tumor indications (THIO-102) is now divided into different trials for one tumor indication each: hepatocellular carcinoma (HCC), colorectal cancer (CRC) and small cell lung cancer (SCLC). In January 2025, we entered into a clinical supply agreement with global oncology company BeOne Medicines to assess the efficacy of ateganosine in combination with BeOne’s immune checkpoint inhibitor (CPI) tislelizumab in three cancer indications across different trials to study the drug combination in HCC, SCLC and CRC. Phase 2 clinical trials in HCC, CRC and SCLC are planned to be initiated in 2026, evaluating treatment with ateganosine administered in sequence with BeOne’s immune checkpoint inhibitor, tislelizumab. In June, 2025, MAIA announced its entry into a clinical master supply agreement with Roche for future studies investigating the combination of ateganosine sequenced with Roche’s checkpoint inhibitor (CPI), atezolizumab (Tecentriq®), for the treatment of multiple cancers indications. Clinical trials with other solid tumors (ST), such as breast, prostate, gastric, pancreatic and ovarian, may still be considered for potential future trials.

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

We accomplished the key milestones set forth below in the six months ended June 30, 2025 and the second quarter of 2025: Please note that for consistency of the announcements at the time of their releases, the milestones from January 1, 2025 to March 17, 2025, refer to the molecule “ateganosine” as “THIO” only. On March 18, 2025, the company announced “ateganosine” as the nonproprietary (generic) name for THIO, and its intent to use the generic name to support clear communication, while keeping the name THIO in the Company’s clinical trial designations (THIO-101, THIO-102, THIO-103, THIO-104).

●	On January 7, 2025, we announced that we had entered into a clinical supply agreement with global oncology company BeiGene to assess the efficacy of THIO, its small molecule telomere-targeting anticancer agent, in combination with BeiGene’s immune checkpoint inhibitor (CPI) tislelizumab in three cancer indications. The single arm pivotal Phase 2 trials will study the drug combination in hepatocellular carcinoma (HCC), small cell lung cancer (SCLC) and colorectal cancer (CRC). Under the terms of the collaboration, MAIA will sponsor and fund the planned clinical trials and BeiGene will provide tislelizumab. MAIA maintains global development and commercial rights to THIO and is free to develop the programs in combination with other agents and in other indications.

●	On February 4, 2025, we announced positive updated data from THIO-101 Phase 2 clinical trial evaluating its lead clinical candidate, THIO, sequenced with Regeneron’s immune checkpoint inhibitor (CPI) cemiplimab (Libtayo®) in patients with advanced non-small cell lung cancer (NSCLC) who failed two or more standard-of-care therapy regimens. As of January 15, 2025, third line (3L) data updates showed that: (i) median overall survival (OS) of 16.9 months for the 22 NSCLC patients who received at least one dose of THIO (the intent-to-treat population) in parts A and B of the trial. (ii) The analysis demonstrated a 95% confidence interval (CI) lower bound of 12.5 months and a 99% CI lower bound of 10.8 months. (iii) The treatment has been generally well-tolerated to date in this heavily pre-treated population.

●	On February 24, 2025, we issued and sold 1,810,000 shares of our common stock and warrants to purchase 1,810,000 shares of our common stock in a private placement to certain accredited investors and Company directors pursuant to securities purchase agreements dated February 18, 2025 at a price per share of $1.50 for which we received gross proceeds of approximately $2.72 million. The warrants issued in the private placement have an exercise price of $1.87, are exercisable one year after issuance and expire 5-years after the initial exercise date. The securities sold to our directors participating in the private placement were issued pursuant to our 2021 Equity Incentive Plan.

●	On February 26, 2025, we announced the trial design for the expansion of its THIO-101 pivotal Phase 2 trial in non-small cell lung cancer (NSCLC). The expansion of the study will assess overall response rates (ORR) in advanced NSCLC patients receiving third line (3L) therapy who were resistant to previous checkpoint inhibitor treatments (CPI) and chemotherapy. The THIO-101 study in 3L will enroll up to 48 patients with two arms: Arm 1, continuing the evaluation of THIO sequenced with Libtayo® (cemiplimab); and Arm 2, evaluating THIO as a monotherapy, to further gain experience of THIO in the contribution of components. Treatment cycles for patients in both arms will administer THIO on 3 consecutive days, followed by immune activation on day 4. Arm 1 will administer Libtayo on day 5. The Company plans to enroll an additional 100 patients for the registration phase of the trial. MAIA expects to conduct the trials in the U.S. and select countries in Europe and Asia.

●	On February 27, 2025, we announced plans to initiate a Phase 3 pivotal trial in 2025, named THIO-104, to evaluate the efficacy of THIO administered in sequence with a checkpoint inhibitor (CPI) in third-line non-small cell lung cancer (NSCLC) patients who are resistant to checkpoint inhibitors and chemotherapy. The multicenter, open-label, pivotal Phase 3 trial is designed to provide a direct comparison to chemotherapy in a 1:1 randomization of up to 300 patients.

●	On March 3, 2025, we issued and sold 952,633 shares of our common stock and warrants to purchase 952,633 shares of our common stock in a non-brokered private placement to accredited investors and certain Company directors pursuant to securities purchase agreements dated February 24, 2025 at a price per share of $1.50 for which we received gross proceeds of approximately $1.43 million, prior to offering expenses payable by the Company. The warrants issued in the private placement have an exercise price of $1.85, are exercisable one year after issuance and expire 5-years after the initial exercise date. The securities sold to our directors participating in the private placement were issued pursuant to our 2021 Equity Incentive Plan.

●	On March 18, 2025, MAIA announced that the United States Adopted Names (USAN) Council had approved “ateganosine” as the nonproprietary (generic) name for its lead molecule THIO, a telomere-targeting anticancer agent in clinical development as a first-in-class treatment for advanced non-small cell lung cancer (NSCLC). The company chose a name inspired by the mechanism of action of THIO: altering telomeric guanosine of the cancer cells. The generic name ateganosine is a unique and consistent identity that aims to support clear communication between healthcare providers, patients and researchers. MAIA will retain the name THIO in its clinical trial designations (THIO-101, THIO-102, THIO-103, THIO-104).

●	On March 20, 2025, we announced the publication of preclinical data for our lead proprietary telomere-targeting THIO dimer in the peer-reviewed scientific journal Naunyn-Schmiedeberg’s Archives of Pharmacology. In a preclinical study, ateganosine (THIO) and its new described dimer form were found to be potent inhibitors of Glutathione S-transferase Pi (GSTP1), a key enzyme implicated in cancer progression and chemoresistance and a highly important factor for the detoxification of cancer cells. The findings suggest that the dimerized form of ateganosine could enhance chemotherapeutic efficacy by effectively targeting GSTP1 and reducing drug resistance. The article, titled “Investigation of the inhibitory effects of the telomere-targeted compounds on glutathione S-transferase P1,” was published on February 15, 2025.

●	Effective March 26, 2025, the Company filed a prospectus supplement to amend, supplement and supersede certain information contained in the earlier prospectus and prospectus supplement, which decreased the number of shares of the Company’s common stock, par value $0.0001 per share that the Company may offer and sell under the At The Market Offering Agreement (the “ATM Agreement”) with H.C. Wainwright & Co., LLC (“Wainwright”), through an “at-the-market offering” program under which Wainwright will act as sales agent the ATM. During the quarter ended June 30, 2025, the Company sold 793,429 shares of Common Stock through Wainwright under the ATM Agreement at an average price of approximately $1.87 per share, resulting in aggregate gross proceeds of approximately $1,480,894, for which it paid Wainwright approximately $44,427 in commissions and other issuance costs of $16,705, resulting in net proceeds to the Company of approximately $1,419,762. As of the date of this Quarterly Report, the Company has sold 2,634,492 shares of our Common Stock through Wainwright under the ATM Agreement at an average price of $2.00 per share, resulting in aggregate gross proceeds of approximately $5,259,024, for which we paid Wainwright $157,771 in commissions resulting in net proceeds to us of approximately $5,101,253.

●	On May 8, 2025, we issued and sold 719,999 shares of our common stock and warrants to purchase 719,999 shares of our common stock in a non-brokered private placement to accredited investors and certain Company directors pursuant to securities purchase agreements dated May 5, 2025 at a price per share of $1.50 for which we received gross proceeds of approximately $1.08 million, prior to offering expenses payable by the Company. The warrants issued in the private placement have an exercise price of $2.05, are exercisable one year after issuance and expire 5-years after the initial exercise date. The securities sold to our directors participating in the private placement were issued pursuant to our 2021 Equity Incentive Plan.

●	On June 3, 2025, we issued and sold 463,332 shares of our common stock and warrants to purchase 463,332 shares of our common stock in a non-brokered private placement to accredited investors and certain Company directors pursuant to securities purchase agreements dated May 27, 2025 at a price per share of $1.50 for which we received gross proceeds of approximately $0.7 million, prior to offering expenses payable by the Company. The warrants issued in the private placement have an exercise price of $1.71, are exercisable six months after issuance and expire 5-years after the issued date. The securities sold to our directors participating in the private placement were issued pursuant to our 2021 Equity Incentive Plan.

●	On June 5, 2025, MAIA announced updated data from its THIO-101 pivotal Phase 2 clinical trial. As of May 15, 2025, third line (3L) data showed median overall survival (OS) of 17.8 months for the 22 NSCLC patients who received at least one dose of ateganosine (the intent-to-treat population) in parts A and B of the trial. The updated analysis continues to demonstrate a 95% confidence interval (CI) lower bound of 12.5 months and a 99% CI lower bound of 10.8 months. The Company also mentioned that treatment had been generally well-tolerated to date in this heavily pre-treated population.

●	On June 5, 2025, we announced that a new partial response (PR) was identified in a patient after 20 months of treatment in our Phase 2 THIO-101 clinical trial. A partial response is defined as a decrease in tumor size of at least 30%.

●	On June 18, 2025, MAIA announced its entry into a clinical master supply agreement with Roche for future studies investigating the combination of MAIA’s telomere-targeting agent ateganosine (THIO), sequenced with Roche’s checkpoint inhibitor (CPI), atezolizumab (Tecentriq®), for the treatment of multiple hard-to-treat cancers.

●	On June 24, 2025, we announced the appointment of two prominent oncologists to its Scientific Advisory Board (SAB), Claudia Fulgenzi, MD, and David J. Pinato, MD, MRCP (UK), PhD. Both are specialists in hepatocellular carcinoma (HCC), a tumor type to be studied in future clinical trials of MAIA’s lead candidate ateganosine (THIO) sequenced with a checkpoint inhibitor.

●	On July 9, 2025, we announced the dosing of the first patient in Taiwan in the expansion phase of our THIO-101 Phase 2 trial for advanced non-small cell lung cancer (NSCLC). The trial’s entry into another continent marks a key milestone for MAIA, opening a significantly larger patient pool for its evaluations of ateganosine (THIO). MAIA also announced that screening for the trial is ongoing in Europe and Asia.

●	On July 17, 2025, MAIA announced the publication of preclinical data from its second generation ateganosine prodrugs platform in Nucleic Acids Research (NAR), a leading open-access peer-reviewed scientific journal. The study, titled “Novel Telomere-Targeting Dual-Pharmacophore Dinucleotide Prodrugs for Anticancer Therapy,” details MAIA’s lead ateganosine (THIO)-derived second-generation prodrugs as promising new molecules in its strategy for enhancing cancer treatment and overcoming drug resistance. The manuscript with the data was published on June 26, 2025, in Volume 53, Issue 12 of the NAR journal.

●	On July 28, 2025, we announced that the U.S. Food and Drug Administration (FDA) has granted Fast Track designation for ateganosine (THIO, 6-thio-dG or 6-thio-2’-deoxyguanosine) for the treatment of non-small cell lung cancer (NSCLC). Ateganosine is currently being evaluated in a pivotal Phase 2 THIO-101 clinical trial evaluating its anti-tumor activity when followed by a checkpoint inhibitor.

●	In addition to NSCLC, HCC, SCLC and CRC we plan to conduct clinical trials evaluating ateganosine (THIO) in sequential combination with an immune checkpoint inhibitor in several other cancer indications, including solid tumors, such as breast, prostate, gastric, pancreatic and ovarian cancers. THIO-103 is a Phase 2 clinical trial planned to evaluate treatment with ateganosine in first-line patients for both NSCLC and SCLC.

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

Results of Operations for the Three and Six Months Ended June 30, 2025 and 2024

Comparison of Three Months ended June 30, 2025 and 2024

	Three Months Ended June 30,		Change
	2025	2024	Dollars	Percentage
Operating expenses:
Research and development expenses	$3,110,867	$2,052,233	$1,058,634	52%
General and administrative expenses	2,055,191	1,763,029	292,162	17%
Total operating costs and expenses	5,166,058	3,815,262	1,350,796	35%
Loss from operations	(5,166,058	(3,815,262)	(1,350,796)	35%
Other (expense) income:
Interest income	79,697	88,383	(8,686)	(10)%
Australian research and development incentives	—	18,048	(18,048)	(100)%
Change in fair value of warrant liability	(260,602)	(5,157,493)	4,896,891	(95)%
Loss on fair value of warrants over proceeds	—	(12,952)	12,952	(100)%
Other expense, net	(180,905)	(5,064,014)	4,883,109	(96)%
Net loss	(5,346,963)	(8,879,276)	3,532,313	(40)%
Net loss attributable to MAIA Biotechnology, Inc. shareholders	$(5,346,963)	$(8,879,276)	$3,532,313	(40)%

Operating Costs and Expenses

Research and development expenses

Research and development expenses increased by approximately $1,059,000 (or approximately 52%), from approximately $2,052,000 for the three months ended June 30, 2024, compared to approximately $3,111,000 for the three months ended June 30, 2025. The increase was primarily related to an increase in scientific research and clinical research of approximately $850,000, an increase in stock-based compensation cost of approximately $76,000, an increase in payroll expense of approximately $120,000, and an increase in other expenses of $13,000.

General and administrative expenses

General and administrative expenses increased by approximately $292,000 (or approximately 17%) from approximately $1,763,000 for the three months ended June 30, 2024, compared to approximately $2,055,000 for the three months ended June 30, 2025. The increase was primarily related to an increase in professional fees of approximately $220,000, an increase in stock-based compensation of approximately $313,000, and an increase of approximately $44,000 payroll expense, offset by a decrease in investor relations of approximately $285,000.

Other income (expense), net

Other income (expense), net increased by approximately $4,883,000 (or approximately 96%) from other expense, net of approximately $5,064,000 for the three months ended June 30, 2024, compared to other expense, net of approximately $181,000 for the three months ended June 30, 2025. The increase was primarily related to the change in the fair value of the warrant liability of approximately $4,910,000, offset by a reduction in the Australian research and development incentives of approximately $18,000 and a net decrease of interest income of approximately $9,000.

Comparison of Six Months Ended June 30, 2025 and 2024

	Six Months Ended
	June 30,		Change
	2025	2024	Dollars	Percentage
Operating expenses:
Research and development expenses	$6,308,399	$4,372,975	$1,935,424	44%
General and administrative expenses	4,283,090	3,391,163	891,927	26%
Total operating costs and expenses	10,591,489	7,764,138	2,827,351	36%
Loss from operations	(10,591,489)	(7,764,138)	(2,827,351)	36%
Other income (expense):
Interest income	161,880	132,501	29,379	22%
Australian research and development incentives	—	36,649	(36,649)	(100)%
Loss on fair value of warrants over proceeds	—	(12,952)	12,952	(100)%
Change in fair value of warrant liability	565,387	(9,338,791)	9,904,178	(106)%
Other income (expense) net:	727,267	(9,182,593)	9,909,860	(108)%
Net loss	$(9,864,222)	$(16,946,731)	$7,082,509	(42)%

Operating Costs and Expenses

Research and development expenses

Research and development expenses increased by approximately $1,935,000 (or approximately 44%), from approximately $4,373,000 for the six months ended June 30, 2024, to approximately $6,308,000 for the six months ended June 30, 2025. The increase was primarily related to an increase in scientific research and clinical research of approximately $1,728,000, an increase in stock-based compensation cost of approximately $129,000, an increase in payroll expense of approximately $83,000, offset by decrease in other expense of $5,000.

General and administrative expenses

General and administrative expenses increased by approximately $892,000 (or approximately 26%) from approximately $3,391,000 for the six months ended June 30, 2024, to approximately $4,283,000 for the six months ended June 30, 2025. The increase was primarily related to an increase in professional fees of approximately $285,000, an increase of investor relations of approximately $306,000, an increase in stock-based compensation of approximately $275,000, and an increase of approximately $26,000 payroll expense.

Other income (expense), net

Other income (expense), net increased by approximately $9,910,000 (or approximately 108%) from other (expense), net of approximately $ 9,183,000 for the six months ended June 30, 2024, to other income, net of approximately $727,000 for the six months ended June 30, 2025. The increase was primarily related to the change in the fair value of the warrant liability of approximately $9,918,000, a net increase in interest income of approximately $29,000, and a reduction in the Australian research and development incentives of approximately $37,000.

Liquidity and Capital Resources

Our Ability to Continue as a Going Concern

As of June 30, 2025, our cash totaled approximately $10,145,000 which represented an increase of approximately $543,000 compared to December 31, 2024. As of June 30, 2025, we had working capital of approximately $5,999,000 which represents a decrease of approximately $323,000 compared to December 31, 2024. We have generated no revenue as of June 30, 2025. Our current operating plan indicates that we will continue to incur losses from operations and generate negative cash flows from operating activities given ongoing expenditures related to the completion of its ongoing clinical trials and our lack of revenue generating activities. Based on our cash reserves as of June 30, 2025, of $10,144,522 and current financial condition as of the date of this Quarterly Report, the accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

On February 24, 2025, we issued and sold 1,810,000 shares of our Common Stock and warrants to purchase 1,810,000 shares of our Common Stock in a private placement to certain accredited investors and to our participating directors pursuant to securities purchase agreements dated February 18,2025 at a price of $1.50 per share, for which we received gross proceeds of approximately $2.7 million. The securities sold to our directors participating in the February 24, 2025, private placement were issued pursuant to the MAIA 2021 Plan.

On March 3, 2025, we issued and sold 952,633 shares of our Common Stock and warrants to purchase 952,633 shares of our Common Stock in a private placement to certain accredited investors and to our participating directors pursuant to securities purchase agreements dated February 25, 2025 at a price of $1.50 per share, for which we received gross proceeds of approximately $1.4 million. The securities sold to our directors participating in the March 3, 2025, private placement were issued pursuant to the MAIA 2021 Plan.

From January 1, 2025 through March 31, 2025, we sold 666,323 shares of Common Stock through Wainwright under the ATM Agreement at an average price of approximately $2.28 per share, resulting in aggregate gross proceeds of approximately $1,521,091, for which we paid Wainwright approximately $45,633 in commissions and other issuance costs of $84,587, resulting in net proceeds to us of approximately $1,390,871.

From April 1, 2025 through June 30, 2025, we sold 793,429 shares of Common Stock through Wainwright under the ATM Agreement at an average price of approximately $1.87 per share, resulting in aggregate gross proceeds of approximately $1,480,894, for which we paid Wainwright approximately $44,427 in commissions and other issuance costs of $16,705, resulting in net proceeds to us of approximately $1,419,762.

On May 8, 2025, we issued and sold 719,999 shares of our Common Stock and warrants to purchase 719,999 shares of our Common Stock in a private placement to certain accredited investors and to our participating directors pursuant to securities purchase agreements dated May 5, 2025, at a price of $1.50 per share, for which we received gross proceeds of approximately $1.08 million. The securities sold to our directors participating in the May 8, 2025 private placement were issued pursuant to the MAIA 2021 Plan.

On June 3, 2025, we issued and sold 463,332 shares of our Common Stock and warrants to purchase 463,332 shares of our Common Stock in a private placement to certain accredited investors and to our participating directors pursuant to securities purchase agreements dated May 27, 2025, at a price of $1.50 per share, for which we received gross proceeds of approximately $0.7 million. The securities sold to our directors participating in the June 3, 2025 private placement were issued pursuant to the MAIA 2021 Plan.

We will need to raise additional capital to fund our operations, to develop and commercialize ateganosine, and to develop, acquire or in-license other products. We may seek to fund our operations through public equity, private equity, or debt financing, as well as other sources. We cannot make any assurances that additional financing will be available to us and, if available, on acceptable terms or at all. This could negatively impact our business and operations and could also lead to the reduction of our operations.

Cash Flows

Cash Flows for the Six Months ended June 30, 2025 and 2024

	Six Months Ended June 30,
	2025	2024
Net cash flows used in operating activities	$(8,337,611)	$(8,271,571)
Net cash flows provided by financing activities	8,869,406	12,704,327
Effect of foreign currency exchange rate changes on cash	11,429	(4,060)
Net increase in cash	$543,224	$4,428,696

Operating Activities

For the six months ended June 30, 2025, net cash used in operating activities was approximately $8,338,000, which consisted of a consolidated net loss of approximately $9,864.000 offset by non-cash charges of approximately $1,173,000 in stock-based compensation, approximately $62,000 of non-cash expense to issue stock to consultants and vendors, and the decrease in the remeasurement of the warrant liability of approximately $565,000. Total changes in operating assets and liabilities of approximately $856,000 were driven by an approximate $1,208,000 net increase in accounts payable and accrued expenses, and an approximate $352,000 decrease in prepaid expense and other assets.

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

For the six months ended June 30, 2025, the effect of foreign currency exchange rate changes on cash increased the cash balance as of June 30, 2025 by approximately $11,000 versus a decrease of approximately $4,000 for the six months ended June 30, 2024.

Investing Activities

For the six months ended June 30, 2025 and 2024, we did not have any cash provided by or used in investing activities.

Financing Activities

Net cash provided by financing activities was approximately $8,869,000 and $12,704,000 for the six months ended June 30, 2025 and 2024, respectively. Total net cash provided by financing activities for the six months ended June 30, 2025 consisted primarily of approximately $5,919,000 gross proceeds from private placement offerings, proceeds from the at-the-market offering of approximately $3,002,000, proceeds from the exercise of stock options of $1,000, proceeds from the exercise of warrants of $328,000 and were offset by an approximate $381,000 of offering costs.

Net cash provided by financing activities for the six months ended June 30, 2024, consisted primarily of approximately $5,254,000 gross proceeds from private placement offerings, proceeds from the at-the-market offering of approximately $7,862,000, proceeds from the exercise of stock options of $185,000, and offset by approximately $597,000 of offering costs.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision of and with the participation of our management, including our Chief Executive Officer, who is our principal executive officer, and our Head of Finance, who is our principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2025, the end of the period covered by this Quarterly Report. The term “disclosure controls and procedures,” as set forth in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms promulgated by the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a control system, misstatements due to error or fraud may occur and not be detected. Based on the evaluation of our disclosure controls and procedures as of June 30, 2025, our Chief Executive Officer and Head of Finance concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the period covered by this Quarterly Report that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the Securities and Exchange Commission on March 21, 2025. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there are no additional risk factors added to the risk factors disclosed in our Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Recent sales of unregistered securities

On June 02, 2025, we issued 18,040 shares of our common stock with a value of $31,570 (based on the $1.75 closing price of our common stock on June 2, 2025) to FGMK, LLC, a greater than 5% holder of our common stock in consideration of accounting and tax assistance services. The issuance was exempt under Section 4(a)(2) of the Securities Act of 1933, as amended.

On June 18, 2025 we issued 17,083 shares of our common stock having a value of $30,751 (based on the $1.80 closing price of our common stock on June 18, 2025) to a service provider under a master services agreement in consideration of services rendered. The issuance was exempt under Section 4(a)(2) of the Securities Act of 1933, as amended.

(b) Purchases of equity securities by the issuer and affiliated purchasers.

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

10b5-1 Trading Plans

During the fiscal quarter ended June 30, 2025, no Section 16 director or officer adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” (as defined in Item 408 of Regulation S-K of the Exchange Act).

There were no “non-Rule 10b5-1 trading arrangements” (as defined in Item 408 of Regulation S-K of the Exchange Act) adopted, modified or terminated during the fiscal quarter ended June 30, 2025 by our directors and Section 16 officers.

Item 6. Exhibits.

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of MAIA Biotechnology, Inc., filed as Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 1, 2022 and incorporated herein by reference.
3.2	Amended and Restated Bylaws of MAIA Biotechnology, Inc., filed as Exhibit 3.2 to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 1, 2022 and incorporated herein by reference.
3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation of MAIA Biotechnology, Inc., filed as Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 23, 2025 and incorporated herein by reference.
4.1	Form of Investor Warrant, filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 6, 2025 and incorporated by reference.
4.2	Form of Director Warrant, filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 6, 2025 and incorporated by reference.
4.3	Form of Investor Warrant, filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 28, 2025 and incorporated by reference.
4.4	Form of Director Warrant, filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 28, 2025 and incorporated by reference.
10.1	Form of Securities Purchase Agreement, incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 6, 2025 and incorporated herein by reference.
10.2	Form of Securities Purchase Agreement, incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 28, 2025 and incorporated herein by reference.
10.3	Form of Inducement Letter, incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 17, 2025 and incorporated herein by reference.
10.4	Stock Purchase Agreement dated June 24, 2025 between MAIA Biotechnology, Inc. and Prevail Partners, LLC, incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 26, 2025 and incorporated herein by reference.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (the cover page from the registrant’s quarterly report on Form 10-Q for the quarter ended June 30, 2025 is formatted in Inline XBRL).

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAIA BIOTECHNOLOGY INC.

Date: August 11, 2025	By:	/s/ Vlad Vitoc
Vlad Vitoc
Chief Executive Officer
(Principal Executive Officer)

Date: August 11, 2025	By:	/s/ Jeffrey C. Himmelreich
Jeffrey C. Himmelreich
Head of Finance
(Principal Financial and Accounting Officer)

