Form 10-Q
period 2025-09-30
MAIA Biotechnology, Inc.
filed 2025-11-07
CIK 1878313

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of November 7, 2025, the registrant had 37,032,307 shares of common stock, $0.0001 par value per share, outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

MAIA Biotechnology, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	September 30, 2025	December 31, 2024
	(Unaudited)
ASSETS
Current assets:
Cash	$10,891,736	$9,601,298
Prepaid expenses and other current assets	780,515	473,834
Australia research and development incentives receivable	82,685	77,347
Total current assets	11,754,936	10,152,479
Other assets	27,085	2,800
Total assets	$11,782,021	$10,155,279
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,175,641	$1,512,436
Accrued expenses	6,818,803	2,317,602
Total current liabilities	9,994,444	3,830,038
Long term liabilities:
Warrant liability	1,745,907	2,690,605
Total liabilities	11,740,351	6,520,643
Commitments and contingencies (Note 7)
Stockholders’ equity (deficit)
Preferred stock, $0.0001 par value, 30,000,000 shares authorized at September 30, 2025 and December 31, 2024, 0 shares issued and outstanding	—	—
Common stock, $0.0001 par value, 150,000,000 shares and 70,000,000 shares authorized at September 30, 2025 and at December 31, 2024, respectively, 34,451,153 and 26,157,788 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	3,446	2,616
Additional paid-in capital	106,071,303	90,897,468
Accumulated deficit	(106,002,244)	(87,234,833)
Accumulated other comprehensive loss	(30,835)	(30,615)
Total stockholders’ equity	41,670	3,634,636
Total liabilities and stockholders’ equity	$11,782,021	$10,155,279

See the accompanying notes to the unaudited condensed consolidated financial statements.

MAIA Biotechnology, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Operating expenses:
Research and development expenses	$6,357,290	$2,667,170	$12,665,688	$7,040,145
General and administrative expenses	3,003,636	1,521,298	7,286,726	4,912,461
Total operating expenses	9,360,926	4,188,468	19,952,414	11,952,606
Loss from operations	(9,360,926)	(4,188,468)	(19,952,414)	(11,952,606)
Other (expense) income:
Interest expense	—	(85)	—	(85)
Interest income	78,426	106,082	240,306	238,583
Australian research and development incentives	—	15,198	—	51,847
Change in fair value of warrant liability	379,311	1,331,286	944,698	(8,007,505)
Loss on fair value of warrants over proceeds	—	—	—	(12,952)
Other (expense) income, net:	457,737	1,452,481	1,185,004	(7,730,112)

Net loss	(8,903,189)	(2,735,987)	(18,767,410)	(19,682,718)
Net loss per share
Basic and diluted	$(0.27)	$(0.11)	$(0.62)	$(0.93)
Weighted average common shares outstanding basic and diluted	33,202,001	23,894,980	30,422,100	21,249,725

See the accompanying notes to the unaudited condensed consolidated financial statements.

3

MAIA Biotechnology, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net loss	$(8,903,189)	$(2,735,987)	$(18,767,410)	$(19,682,718)
Foreign currency translation adjustment	(807)	10,476	(220)	4,558
Comprehensive loss	$(8,903,996)	$(2,725,511)	$(18,767,630)	$(19,678,160)

See the accompanying notes to the unaudited condensed consolidated financial statements.

MAIA Biotechnology, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit) (Unaudited)

For the Three and Nine Months Ended
September 30, 2025
	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance at December 31, 2024	—	$—	26,157,788	$2,616	$90,897,468	$(87,234,833)	$(30,615)	$3,634,636
Exercise of stock options	—	—	570	—	844	—	—	844
Stock-based compensation expense	—	—	—	—	371,472	—	—	371,472
Issuance of common shares in connection with At-The-Market financing, net of $130,220 of issuance costs	—	—	666,323	67	1,390,804	—	—	1,390,871
Issuance of common shares in connection with the Private Placement Offerings, net of $74,448 of issuance costs	—	—	2,762,633	276	2,390,457	—	—	2,390,733
Issuance of warrants in connection with the Private Placement Offerings	—	—	—	—	1,678,768	—	—	1,678,768
Foreign currency translation adjustment	—	—	—	—	—	—	(7,540)	(7,540)
Net loss	—	—	—	—	—	(4,517,259)	—	(4,517,259)
Balance at March 31, 2025	—	$—	29,587,314	$2,959	$96,729,813	$(91,752,092)	$(38,155)	$4,942,525
Issuance of restricted stock	—	—	35,123	4	62,317	—	—	62,321
Exercise of warrants	—	—	219,283	22	328,902	—	—	328,924
Stock-based compensation expense	—	—	—	—	802,484	—	—	802,484
Issuance of common shares in connection with At-The-Market financing, net of $61,132 of issuance costs	—	—	793,429	79	1,419,683	—	—	1,419,762
Issuance of common shares in connection with the Private Placement Offerings, net of $115,493 of issuance costs	—	—	1,183,331	118	896,549	—	—	896,667
Issuance of warrants in connection with the Private Placement Offerings	—	—	—	—	762,837	—	—	762,837
Foreign currency translation adjustment	—	—	—	—	—	—	8,127	8,127
Net loss	—	—	—	—	—	(5,346,963)	—	(5,346,963)
Balance at June 30, 2025	—	$—	31,818,480	$3,182	$101,002,585	$(97,099,055)	$(30,028)	$3,876,684
Issuance of restricted stock	—	—	105,858	11	187,302	—	—	187,313
Exercise of warrants	—	—	440,503	44	572,610	—	—	572,654
Stock-based compensation expense	—	—	—	—	646,900	—	—	646,900
Issuance of common shares in connection with At-The-Market financing, net of $117,136 of issuance costs	—	—	2,086,312	209	3,661,906	—	—	3,662,115
Foreign currency translation adjustment	—	—	—	—	—	—	(807)	(807)
Net loss	—	—	—	—	—	(8,903,189)	—	(8,903,189)
Balance at September 30, 2025	—	$—	34,451,153	$3,446	$106,071,303	$(106,002,244)	$(30,835)	$41,670

See the accompanying notes to the unaudited condensed consolidated financial statements.

MAIA Biotechnology, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit) (Unaudited)

For the Three and Nine Months Ended
September 30, 2024
	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	(Deficit)
Balance at December 31, 2023	—	$—	16,986,254	$1,699	$64,472,249	$(63,980,177)	$(16,260)	$477,511
Issuance of restricted stock	—	—	12,500	1	11,499	—	—	11,500
Stock-based compensation expense	—	—	—	—	349,965	—	—	349,965
Issuance of common shares in connection with At-The-Market financing, net of $179,628 of issuance costs	—	—	507,754	51	565,572	—	—	565,623
Issuance of common shares in connection with the Private Placement Offering #1, net of $50,000 of issuance costs	—	—	2,496,318	250	590,161	—	—	590,411
Issuance of common shares in connection with the Private Placement Offering #2, net of $47,261 of issuance costs	—	—	578,643	58	90,560	—	—	90,618
Issuance of warrants in connection with the Private Placement Offering #1	—	—	—	—	230,685	—	—	230,685
Foreign currency translation adjustment	—	—	—	—	—	—	(13,786)	(13,786)
Net loss	—	—	—	—	—	(8,067,455)	—	(8,067,455)
Balance at March 31, 2024	—	$—	20,581,469	$2,059	$66,310,691	$(72,047,632)	$(30,046)	$(5,764,928)
Exercise of stock options	—	—	101,837	10	185,636	—	—	185,646
Stock-based compensation expense	—	—	—	—	413,948	—	—	413,948
Issuance of common shares in connection with At-The-Market financing, net of $315,314 of issuance costs	—	—	2,015,122	202	6,801,462	—	—	6,801,664
Issuance of common shares in connection with the Private Placement Offering #3, net of $5,030 of issuance costs	—	—	494,096	49	162,028	—	—	162,077
Issuance of warrants in connection with the Private Placement Offering #3	—	—	—	—	172,925	—	—	172,925
Exercise of warrants	—	—	545,309	54	3,191,621	—	—	3,191,675
Reclassification of liability classified warrants to equity	—	—	—	—	6,870,296	—	—	6,870,296
Foreign currency translation adjustment	—	—	—	—	—	—	7,868	7,868
Net loss	—	—	—	—	—	(8,879,276)	—	(8,879,276)
Balance at June 30, 2024	—	$—	23,737,833	$2,374	$84,108,607	$(80,926,908)	$(22,178)	$3,161,895
Issuance of restricted stock	—	—	34,602	3	99,997	—	—	100,000
Exercise of stock options	—	—	16,773	2	30,190	—	—	30,190
Stock-based compensation expense	—	—	—	—	455,388	—	—	455,388
Issuance of common shares in connection with At-The-Market financing, net of $63,810 of issuance costs	—	—	177,606	18	596,609	—	—	596,627
Foreign currency translation adjustment	—	—	—	—	—	—	10,476	10,476
Net loss	—	—	—	—	—	(2,735,987)	—	(2,735,987)
Balance at September 30, 2024	—	$—	23,966,814	$2,397	$85,290,791	$(83,662,895)	$(11,702)	$1,618,591

See the accompanying notes to the unaudited condensed consolidated financial statements.

MAIA Biotechnology, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(18,767,410)	$(19,682,718)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	1,820,856	1,219,301
Consulting and research expense for restricted shares issued	249,634	111,500
Change in fair value of warrant liability	(944,698)	8,007,505
Loss on fair value of warrants over proceeds	—	12,952
Change in operating assets and liabilities:
Prepaid expenses and other current assets	(340,814)	(227,368)
Australia research and development incentives receivable	—	92,551
Accounts payable	1,658,232	(488,135)
Accrued expenses	4,500,073	(841,874)
Net cash used in operating activities	(11,824,127)	(11,796,286)
Cash flows from financing activities:
Proceeds from exercise of stock options	844	215,838
Proceeds from exercise of warrants	901,578	—
Proceeds from private placement round 1 2025	2,715,000	—
Proceeds from private placement round 2 2025	1,428,949	—
Proceeds from private placement round 3 2025	1,079,998	—
Proceeds from private placement round 4 2025	694,999	—
Proceeds from private placement round 1 2024	—	2,920,696
Proceeds from private placement round 2 2024	—	1,327,990
Proceeds from private placement round 3 2024	—	1,004,999
Proceeds from At-The-Market offering	6,781,236	8,522,666
Payment of offering transactions costs	(498,429)	(661,043)
Net cash provided by financing activities	13,104,175	13,331,146
Net effect of foreign currency exchange on cash	10,390	(5,229)
Net increase in cash	1,290,438	1,540,089
Cash at beginning of period	9,601,298	7,150,695
Cash at end of period	$10,891,736	$8,690,784
Supplemental disclosure of cash flow information:
Warrants issued in connection with private placement offering 1 2025	$2,416,223	$—
Warrants issued in connection with private placement offering 2 2025	$1,240,185	$—
Warrants issued in connection with private placement offering 3 2025	$972,890	$—
Warrants issued in connection with private placement offering 4 2025	$559,324	$—
Warrants issued in connection with private placement offering 1 2024	$—	$2,049,600
Warrants issued in connection with private placement offering 2 2024	$—	$1,190,111
Warrants issued in connection with private placement offering 3 2024	$—	$677,919

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

To date, the Company has incurred recurring losses, negative cash flow from operations and has accumulated a deficit of $106,002,244 from the Company’s inception through September 30, 2025. As of September 30, 2025, the Company had $10,891,736 in cash and working capital of approximately $1,760,992.

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

Off-Balance Sheet Risk and Concentrations of Credit Risk

The Company has no significant off-balance sheet risks, such as foreign exchange contracts, option contracts, or other foreign hedging arrangements. Cash accounts are maintained at financial institutions that potentially subject the Company to concentrations of credit risk. As of September 30, 2025 and December 31, 2024, substantially all of the Company’s cash was deposited in accounts at two financial institutions. The Company maintains its cash deposits, which at times may exceed the federally insured limits, with a reputable financial institution, and accordingly, the Company believes such funds are subject to minimal credit risk.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with maturities of three months or less to be cash equivalents. As of September 30, 2025, and December 31, 2024, cash includes cash in depository bank accounts. The Company had no cash equivalents as of September 30, 2025, or December 31, 2024.

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

Fair value measurements discussed herein are based upon certain market assumptions and pertinent information available to management as of and during the nine months ended September 30, 2025, and as of and during the twelve months ended December 31, 2024. The carrying amount of accounts payable approximated fair value, as they are short term in nature. The fair value of warrants issued for services is estimated based on the Black-Scholes-Merton model during the nine months ended September 30, 2025. The estimated fair value of warrants issued to underwriters represented Level 3 measurements.

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

National Institute of Health (NIH) Grant

The Company entered into an agreement with the National Cancer Institute for SBIR grant. Under the terms of the agreement, the National Cancer Institute has committed to reimburse the Company up to $2,297,863 of qualifying research and development expenses over the term of the grant. The Company’s ability to receive these funds is contingent upon incurring eligible costs and achieving certain performance objectives.

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

During the nine months ended September 30, 2025, 140,981 restricted shares of Common Stock were issued for consulting and research services. During the nine months ended September 30, 2024, 47,102 restricted shares of Common Stock were issued for consulting services. The fair value of restricted stock awards is based on the Common Stock price.

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

The following table summarizes the Company’s potentially dilutive securities, in common share equivalents, which have been excluded from the calculation of dilutive loss per share as their effect would be anti-dilutive:

	Nine Months Ended September 30,
	2025	2024
Shares issuable upon exercise of stock options	12,129,624	9,389,527
Shares issuable upon exercise of warrants	9,702,689	5,442,246

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

2. RELATED PARTY TRANSACTIONS

Consulting Services and Private Placement

The consulting firm FGMK, LLC and its affiliate FGMK Business Holdings, LLC beneficially owns more than 5% of the stock of the Company and are therefore related parties. FGMK Business Holdings, LLC participated in the Warrant Inducement on September 18, 2025 and exercised 243,470 warrants for a purchase price of approximately $317,000. In addition, FGMK Business Holdings, LLC participated in the Warrant Amendment on September 29, 2025, reducing the exercise price of certain warrants they hold from $1.87 to $1.30 per share.

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

3. ACCRUED EXPENSES

As of September 30, 2025 and December 31, 2024 accrued expenses consisted of the following:

	September 30,	December 31,
	2025	2024
Bonus	$899,931	$941,098
Professional fees	532,818	123,317
Research and development costs	2,927,368	1,035,355
Funds held in escrow	2,117,499	—
Other	341,187	217,832
Total accrued expenses	$6,818,803	$2,317,602

4. FAIR VALUE OF FINANCIAL LIABILITIES

Derivative Liability

Financial liabilities consisting of warrant liabilities measured at fair value on a recurring basis are summarized below. The fair value of the warrant liabilities recorded are as follows:

	Fair value at September 30, 2025
	Total	Level 1	Level 2	Level 3
Liabilities:
Warrant liability	$1,745,907	$—	$—	$1,745,907
Total liabilities	$1,745,907	$—	$—	$1,745,907

	Fair value at December 31, 2024
	Total	Level 1	Level 2	Level 3
Liabilities:
Warrant liability	$2,690,605	$—	$—	$2,690,605
Total liabilities	$2,690,605	$—	$—	$2,690,605

The table below provides a summary of the changes in fair value of the warrant liabilities measured on a recurring basis using significant unobservable inputs (Level 3):

	Three Months Ended September 30,		Nine Months Ended September 30,
Warrant liabilities:	2025	2024	2025	2024
Balance, beginning of period	$2,125,218	$5,346,638	$2,690,605	$2,152,188
Issuance of warrants	—	—	—	3,917,630
Exercises of warrants	—	—	—	(3,191,675)
Amendments of warrants	—	—	—	(6,870,296)
Loss (gain) on fair value of warrant liability	(379,311)	(1,331,286)	(944,698)	8,007,505
Balance, end of period	$1,745,907	$4,015,352	$1,745,907	$4,015,352

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

At-the-Market Equity Offering

On February 14, 2024, the Company entered into an At The Market Offering Agreement (the “ATM Agreement”) with H.C. Wainwright & Co., LLC (“Wainwright”), to sell shares of its Common Stock, par value $0.0001 per share, (the “Shares”) having an aggregate sales price of up to $1,445,000, from time to time, through an at-the-market offering program under which Wainwright will act as sales agent. The sales, if any, of the Shares made under the ATM Agreement will be made by any method permitted by law deemed to be an “at-the-market offering” as defined in Rule 415 promulgated under the Securities Act of 1933, as amended (the “Securities Act”). Effective March 25, 2024, the Company filed a prospectus supplement to amend, supplement and supersede certain information contained in the earlier prospectus and prospectus supplement, which increased the number of Shares the Company may offer and sell under the ATM Agreement to an aggregate offering price of up to $4,950,000, from time to time. During the quarter ended September 30, 2024, the Company sold 177,606 shares of Common Stock at an average price of approximately $3.72 per share, resulting in aggregate gross proceeds of approximately $660,437, for which it paid Wainwright approximately $19,813 in commissions and other issuance costs of approximately $43,997 resulting in net proceeds to the Company of approximately $596,627.

Effective December 23, 2024, the Company filed a prospectus supplement to amend, supplement and supersede certain information contained in the earlier prospectus and prospectus supplement, which increased the number of Shares the Company may offer and sell under the ATM Agreement to an aggregate offering price of up to $30,000,000 from time to time. Effective March 22, 2025, the Company filed a prospectus supplement to amend, supplement and supersede certain information contained in the earlier prospectus and prospectus supplement, which decreased the number of Shares the Company may offer and sell under the ATM Agreement to an aggregate offering price of up to $11,200,000 from time to time. During the quarter ended September 30, 2025, the Company sold 2,086,312 shares of Common Stock through Wainwright under the ATM Agreement at an average price of approximately $1.81 per share, resulting in aggregate gross proceeds of approximately $3,779,251, for which it paid Wainwright approximately $113,378 in commissions and other issuance costs of $3,758, resulting in net proceeds to the Company of approximately $3,662,115.

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

MAIA Biotechnology, Inc. Restricted Stock Awards

During the nine months ended September 30, 2025, the Company expensed $31,570 to consulting expense for accounting services related to the grant of 18,040 restricted shares, $100,000 to consulting expense for investor relations related to the grant of 64,516 restricted shares and $118,064 to research and development expense for research fees related to the issuance of 58,425 restricted shares of Common Stock, respectively. There are no unvested restricted shares as of September 30, 2025.

During the nine months ended September 30, 2024, the Company expensed $111,500 to consulting expense for investor relations related to the grant of 47,102 restricted shares of Common Stock. There are no unvested restricted shares as of September 30, 2024.

MAIA Stock Warrants

Concurrently with the closing of the IPO, the Company issued warrants to purchase an aggregate of up to 100,000 shares of its Common Stock to the representative or its designees, at an exercise price of $6.25 per share (the “Representative’s Warrants”). The Representative’s Warrants were exercisable beginning on January 23, 2023, and expire on July 27, 2027, pursuant to their terms and conditions. On August 3, 2023, concurrently with the full exercise of the representative’s over-allotment option, the Company issued additional Representative’s Warrants to purchase an aggregate of up to 15,000 shares of its Common Stock to the representative or its designees on the same terms. The Representative’s Warrants are not indexed to the Company’s own stock and therefore meet the definition of a derivative liability. The Representative’s Warrants are liability classified instruments and were initially recorded at a value of $343,735, which was determined using the Black-Scholes-Merton method using a term of five years, risk free interest rate of 2.82% and volatility of 77.5%. As of September 30, 2025 and December 31, 2024, the Company remeasured the warrant liability resulting in a value of $29,470 and $71,672 respectively. The gain on remeasurement of the warrant liability in the amount of $10,126 and $42,202 was included in other income (expense) for the three and nine months ended September 30, 2025, respectively. The gain and loss on remeasurement of the warrant liability in the amount of $68,646 and $100,752 was included in other income (expense) for the three and nine months ended September 30, 2024, respectively.

On November 9, 2023, the Company issued warrants to purchase an aggregate of up to 239,234 shares of its Common Stock to Alumni Capital LP (“Alumni”), at an exercise price of $2.09 per share. The warrants were exercisable beginning on November 10, 2023, and expire on November 10, 2027, pursuant to their terms and conditions. The warrants are not indexed to the Company’s own stock and therefore meet the definition of a derivative liability. On November 13, 2023, 131,578 warrant shares vested in accordance with the terms. The warrants are liability classified instruments and were initially recorded at a value of $84,251, which was determined using the Black-Scholes-Merton method using a term of 3.87 years, risk free interest rate of 3.93% and volatility of 90.0%. Laidlaw & Company Ltd. acted as the financial advisor to the Company in connection with the warrant and were paid a cash fee of $13,750. The warrants were exercised on May 22, 2024 in a cashless exercise and Alumni was issued 54,976 shares of Common Stock. The Company remeasured the warrant liability at the time of the exercise resulting in a value of $375,705. The warrant liability was removed to reflect the warrants being exercised and equity was increased by the value of $375,705. As of September 30, 2025 and December 31, 2024, the warrant liability resulted in a value of $0, respectively. The loss on remeasurement at the time of exercise of the warrant liability in the amount of $0 and $291,454 was included in other expense for the three and nine months ended September 30, 2024, respectively.

On November 17, 2023, the Company issued warrants concurrently with the Company’s registered direct offering to purchase an aggregate of up to 2,424,243 shares of its Common Stock to the investors in the registered direct offering at an exercise price of $1.86 per share (subject to customary adjustments as set forth in the warrants). The warrants are exercisable six months following issuance and will have a term of five years from the initial exercise date. The warrants contain customary anti-dilution adjustments to the exercise price, including for share splits, share dividends, rights offerings and pro rata distributions. The warrants were not indexed to the Company’s own stock and therefore met the definition of a derivative liability. The warrants were liability classified instruments and were initially recorded at a value of $1,903,915, which was determined using the Black-Scholes-Merton method using a term of 5.38 years, risk free interest rate of 3.85% and volatility of 90.0%. During the nine months ended September 30, 2024, 909,091 warrants were exercised on various dates in cashless exercises and the investor was issued 458,726 shares of Common Stock. The Company remeasured the warrant liability of the exercised warrants at the time of the exercise resulting in a value of $2,815,970. The warrant liability for the exercised warrants was removed and equity was increased by the value of $2,815,970. As of September 30, 2025 and December 31, 2024, the warrant liability resulted in a value of $1,456,451 and $2,189,478, respectively. The gain on remeasurement in the amount of $299,584 and $733,027 was included in other income (expense) for the three and nine months ended September 30, 2025, respectively. The loss on remeasurement of the warrant liability in the amount of $1,067,442 and $4,147,496 was included in other income (expense) for the three and nine months ended September 30, 2024, respectively.

On November 17, 2023, concurrently with the closing of the Company’s registered direct offering, the Company issued warrants to purchase an aggregate of 169,697 shares of its Common Stock to the representative or its designees, at an exercise price of $2.06 per share. These representative’s warrants were exercisable beginning November 15, 2023, and expire on November 15, 2028, pursuant to their terms and conditions. The representative’s warrants are not indexed to the Company’s own stock and therefore meet the definition of a derivative liability. The representative’s warrants are liability classified instruments and were initially recorded at a value of $123,811, which was determined using the Black-Scholes-Merton method using a term of 4.88 years, risk free interest rate of 3.84% and volatility of 90.0%. As of September 30, 2025 and December 31, 2024 the Company remeasured the warrant liability resulting in a value of $136,956 and $230,038 respectively. The gain on remeasurement of the warrant liability in the amount of $43,277 and $93,082 was included in other income (expense) for the three and nine months ended September 30, 2025, respectively. The gain on remeasurement of the warrant liability in the amount of $118,277 and the loss on remeasurement of $220,387 is included in other expense for the three and nine months ended September 30, 2024, respectively.

Concurrently with the closing of the Company’s private placement on March 14, 2024, the Company issued warrants to purchase an aggregate of up to 2,496,318 shares of its Common Stock to the investors in the private placement, at an exercise price of $1.30 per share are exercisable beginning on September 14, 2024, and expire on September 14, 2029. The warrants issued were divided into two groups: warrants issued to directors and warrants issued to non-affiliated investors. The warrants to purchase 452,731 shares of the Company’s Common Stock issued to directors were deemed options issued under the MAIA 2021 Plan and are equity classified instruments, and the value of these warrants determined using the Black-Scholes-Merton method was $230,685 using a term of 5.5 years, risk free interest rate of 4.20% and volatility of 95%. The warrants to purchase 2,043,587 share of the Company’s Common Stock issued to non-affiliated investors were not indexed to the Company’s own stock and therefore met the definition of a derivative liability. The warrants issued to non-affiliated investors were liability classified instruments when issued and were initially recorded at a value of $2,049,600, which was determined using the Black-Scholes-Merton method using a term of 5.5 years, risk free interest rate of 4.20% and volatility of 95.0%. As of March 31, 2024, the Company remeasured the warrant liability resulting in a value of $3,793,921. The loss on remeasurement of the warrant liability in the amount of $3,039,463 was included in other income (expense) for the nine months ended September 30, 2024. In May 2024, the Company amended the warrant agreements to adjust them to be indexed to the Company’s own stock, and they were therefore reclassed to equity classified instruments in a non-cash transaction. When the warrant agreements were amended, the Company remeasured the warrant liability resulting in a final warrant value of $5,089,063. The warrant liability for these warrants was removed and equity was increased by $5,089,063 to account for the equity classification.

Concurrently with the closing of the Company’s private placement offering on March 28, 2024, the Company issued warrants to purchase an aggregate of up to 578,643 shares of its Common Stock to the investors in the private placement at an exercise price of $2.55 per share. The warrants are exercisable beginning on September 28, 2024, and expire on September 28, 2029. The warrants were not indexed to the Company’s own stock and therefore meet the definition of a derivative liability. The warrants were liability classified instruments when issued and were initially recorded at a value of $1,190,111, which was determined using the Black-Scholes-Merton method using a term of 5.5 years, risk free interest rate of 4.20% and volatility of 95.0%. As of September 30, 2024, the Company remeasured the warrant liability resulting in a value of $140,963. The gain on remeasurement of the warrant liability in the amount of $100,752 was included in other income (expense) for the nine months ended September 30, 2024. In May 2024, the Company amended the warrant agreements related to 437,031 warrants to adjust them to be indexed to the Company’s own stock, and they were therefore reclassed to equity classified instruments in a non-cash transaction. When the warrants agreements were amended, the Company remeasured the warrant liability resulting in a final warrant value of $1,011,562. The warrant liability for these 437,031 warrants was removed and equity was increased by $1,011,562 to account for the equity classification. The remaining 141,612 warrants remain liability classified instruments. As of September 30, 2025 and December 31, 2024, the Company remeasured the warrant liability, resulting in a value of $123,030 and $199,417, respectively. The gain on remeasurement of the warrant liability in the amount of $26,324 and $76,387 was included in other income (expense) for the three and nine months ended September 30, 2025. The gain on remeasurement of the warrant liability in the amount of $76,921 and the loss on remeasurement of $3,493 is included in other income (expense) for the three and nine months ended September 30, 2024.

Concurrently with the closing of the Company’s private placement offering on April 25, 2024, the Company issued warrants to purchase an aggregate of up to 494,096 shares of its Common Stock to the investors in the private placement at an exercise price of $2.26 per share. The warrants are exercisable beginning on October 25, 2024, and expire on October 25, 2029. The warrants issued were divided into two groups: warrants issued to directors and warrants issued to non-affiliated investors. The warrants to purchase 167,157 shares of the Company’s Common Stock issued to directors were deemed options issued under the MAIA 2021 Plan (as defined below) and are equity classified instruments and the value of these warrants determined using the Black-Scholes-Merton method was $346,606 using a term of 5.5 years, risk free interest rate of 4.70% and volatility of 95%. The warrants to purchase 326,939 shares of the Company’s Common Stock issued to non-affiliated investors were not indexed to the Company’s own stock and therefore met the definition of a derivative liability. The warrants were liability classified instruments when issued and were initially recorded at a value of $677,919, which was determined using the Black-Scholes-Merton method using a term of 5.5 years, risk free interest rate of 4.70% and volatility of 95.0%. As of September 30, 2024, the Company amended these warrant agreements to adjust them to be indexed to the Company’s own stock, and they were therefore reclassed to equity classified instruments. When the warrant agreements were amended, the Company remeasured the warrant liability resulting in a final warrant value of $769,671. The loss on the remeasurement of the warrant liability in the amount of $0 and $91,752 is included in other expense for the three and nine months ended September 30, 2024, respectively. The warrant liability for these warrants were removed and equity was increased by $769,671 to account for the equity classification.

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

On June 17, 2025, the Company executed a Warrant Inducement Offer to select warrant holders allowing them to exercise their warrants held at a reduction of the exercise price for cash. The warrant’s exercise price was reduced to $1.50 per share. Certain warrant holders accepted the offer and warrants were exercised, resulting in the issuance of 219,283 shares of MAIA Common Stock for proceeds of approximately $328,924. The fair value of the modified warrants was greater than the fair value of the original warrants at the modification date by $105,154; therefore, the incremental cost was recognized as an increase to warrant additional paid in capital and a decrease to additional paid in capital, there was no net equity difference.

On September 18, 2025, the Company executed a Warrant Inducement Offer to select warrant holders allowing them to exercise their warrants held at a reduction of the exercise price for cash. The warrant’s exercise price was reduced to $1.30 per share. Certain warrant holders accepted the offer and warrants were exercised, resulting in the issuance of 440,503 shares of MAIA Common Stock for proceeds of approximately $572,654. The fair value of the modified warrants was greater than the fair value of the original warrants at the modification date by $60,275; therefore, the incremental cost was recognized as an increase to warrant additional paid in capital and a decrease to additional paid in capital, there was no net equity difference.

On September 29, 2025, the Company amended the price of selected warrants to select warrant holders reducing the exercise price from $1.87 to $1.30 per share. The fair value of the modified warrant cost was greater than the fair value of the original warrants at the modification date by $124,127; therefore, the incremental cost was recognized as an increase to warrant additional paid in capital and a decrease to additional paid in capital, there was no net equity difference.

	Warrants Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years
Balance at January 1, 2025	6,718,176	$2.37	4.56
Issued	3,644,299	1.65
Exercised	(659,786)	1.37
Expired	—	—
Balance at September 30, 2025	9,702,689	$2.06	4.36

	Warrants Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years
Balance at January 1, 2024	3,650,278	$2.82	5.00
Issued	2,949,169	1.65
Exercised	(1,157,201)	(1.98)
Expired	—	—
Balance at September 30, 2024	5,442,246	$2.37	4.62

The value of warrant grants is calculated using the Warrant Black Scholes calculations with the following assumptions for warrants granted during the nine months ended September 30, 2025 and 2024:

	2025	2024
Risk-free interest rate	4.04%-4.09%	4.20%-4.70%
Expected term (in years)	5-6	5.5
Expected volatility	95%	95%
Expected dividend yield	—	—

MAIA Biotechnology, Inc. Stock Option and Equity Incentive Plans

In 2018, the Company adopted the MAIA Biotechnology, Inc. 2018 Stock Option Plan (the “MAIA 2018 Plan”). MAIAs board of directors administers the MAIA 2018 Plan for the purposes of attracting, retaining, and motivating key employees, directors, and consultants of MAIA. The terms of the MAIA 2018 Plan continue to govern the 1,773,912 options outstanding under the plan as of September 30, 2025.

In 2020, the Company adopted the MAIA Biotechnology, Inc. Amended and Restated 2020 Equity Incentive Plan (the “MAIA 2020 Plan”), also administered by the board of directors. The MAIA 2020 Plan permitted awards to take the form of stock options, restricted stock and restricted stock units. The terms of the MAIA 2020 Plan continue to govern the 3,503,589 options outstanding in the plan as of September 30, 2025. There are no shares reserved for future issuance under the MAIA 2018 Plan or the MAIA 2020 Plan.

On August 1, 2022 the Company approved MAIA 2021 Plan with 1,909,518 shares of Common Stock reserved for issuance. On May 25, 2023 the MAIA 2021 Plan was amended to include an automatic increase to the plan in the amount equal to 10% of the total number of shares of stock outstanding on a fully diluted basis on December 31 of the preceding calendar year (the “Increase Date”); provided that, the board of directors may act prior to any Increase Date to provide that there will be no increase for such year or that the increase for such year will be a lesser number of shares of stock. The amount reserved for issuance under the MAIA 2021 Plan increased by 1,956,993 based on the fully diluted shares outstanding as of December 31, 2022. The amount reserved for issuance under the MAIA 2021 Plan increased by 2,838,668 shares on January 1, 2024 based on the fully diluted shares outstanding as of December 31, 2023. The amount reserved for issuance under the MAIA 2021 Plan increased by 2,250,000 shares on January 1, 2025 based on the fully diluted shares outstanding as of December 31, 2024 (and the discretion of the Company’s board of directors to authorized less than 10% of such amount). As of September 30, 2025, there are 1,378,877 shares of Common Stock available for future issuance under the MAIA 2021 Plan and 6,852,123 options are outstanding under the MAIA 2021 Plan.

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

As of September 30, 2025, only stock options have been awarded pursuant to the MAIA stock option and equity incentive plans.

The following table summarizes the activity and information regarding MAIA’s outstanding and exercisable options for the nine months ended September 30, 2025:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Balance at January 1, 2025	9,769,992	$2.43	6.68	—
Granted	3,070,145	1.81
Exercised	(570)	(1.48)
Cancelled/forfeited	(709,943)	(2.89)
Balance at September 30, 2025	12,129,624	$2.24	6.64	$252,245
Options exercisable at September 30, 2025	9,064,362	$2.29	5.96	$217,323

The value of option grants is calculated using the Black-Scholes-Merton option pricing model with the following assumptions for options granted during the nine months ended September 30, 2025 and 2024:

	2025	2024
Risk-free interest rate	3.67% - 4.43%	3.79% - 4.77%
Expected term (in years)	5 – 6.08	5 - 6.25
Expected volatility	90% - 95%	95% - 152.5%
Expected dividend yield	—%	—%

The weighted-average grant date fair value of stock options issued during the nine months ended September 30, 2025 and 2024 was $1.62 and $2.43, respectively. As of September 30, 2025, the total unrecognized compensation related to unvested employee and non-employee stock option awards granted was $3,922,555, which the Company expects to recognize over a weighted average period of approximately 2.8 years.

Stock based compensation related to the Company’s stock plans are as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
General and administrative	$419,812	$260,397	$1,188,545	$748,302
Research and development	227,088	194,991	632,311	470,999
Total stock-based compensation	$646,900	$455,388	$1,820,856	$1,219,301

6. COMMITMENTS AND CONTINGENCIES

Legal

From time to time, the Company is involved in legal actions and claims arising in the normal course of business. Management believes there are no matters which will have a material adverse effect on the Company’s financial position, operations or cash flows.

National Institute of Health (NIH) Grant

In September 2025, the Company entered into an agreement with the National Cancer Institute for SBIR grant. Under the terms of the agreement, the National Cancer Institute has committed to reimburse the Company up to $2,297,863 of qualifying research and development expenses over the term of the grant. The Company’s ability to receive these funds is contingent upon incurring eligible costs and achieving certain performance objectives. As of September 30. 2025, no amounts were recorded.

Patent Licensing, Sponsored Research, and Patent & Technology Agreements

Ateganosine (THIO)

In November 2018 and as amended in December 2020, the Company entered into a Global Patent Licensing Agreement (“PLA”) titled “Patent and Technology License Agreement AGT. NO. L2264 – MAIA Biotechnology” with the University of Texas Southwestern (“UTSW”) to license patent families for a specific compound (“THIO”) from UTSW to MAIA (the “UTSW Agreement”). The UTSW Agreement, as amended, has a term of 20 years. The agreement requires MAIA to reimburse UTSW for agreed-upon expenses related to THIO. The UTSW Agreement requires certain payments upon assignment of the license to a third party as well as upon reaching specific milestones, ranging between $1,000,000 and $50,000,000, not to exceed a combined milestone payment total of $112,000,000. As of September 30, 2025, no assignment has occurred and none of the defined milestones have been completed and therefore no payments are due to UTSW related to the milestones. The UTSW Agreement requires royalties MAIA to make royalty payments of: (i) 2-4% (depending on THIO reaching specified sales levels in the respective jurisdictions) on net sales up to $1,000,000,000; and (ii) 2.5-5% on net sales above $1,000,000,000.

Also in December 2020, the Company entered into a second license agreement with UTSW titled “Patent and Technology License Agreement AGT. NO. L3648 — MAIA Biotechnology” pursuant to which UTSW is licensing an additional compound to MAIA (the “UTSW2 Agreement”). The UTSW2 Agreement has a term of 20 years and requires the Company to reimburse UTSW for certain agreed-upon expenses. The UTSW2 Agreement requires certain payments upon assignment of the license to a third party as well as upon reaching specific milestones, ranging between $1,000,000 and $50,000,000, not to exceed a combined milestone payment total of $112,000,000. As of September 30, 2025, no assignment has occurred and none of the defined milestones have been completed and therefore no payments are due to UTSW related to the milestones. The UTSW2 Agreement requires MAIA to make royalty payments of: (i) 2-4% (depending on THIO reaching specified sales levels in the respective jurisdictions) on net sales up to $1,000,000,000; (ii) and 2.5-5% on net sales above $1,000,000,000.

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

Regeneron

In February 2021, the Company entered into a Drug Supply Agreement (the “Drug Supply Agreement”) with Regeneron Pharmaceuticals, Inc. (“Regeneron”) to perform one clinical trial for the treatment of patients with Non-Small Cell Lung Cancer (NSCLC) involving a Regeneron drug candidate that utilizes one of the Company’s compounds/agents. The Company is responsible for all costs of the study with Regeneron supplying their drug cemiplimab representing a cost savings for the Company, the first phase of which is expected to take approximately two years. The overall term of the agreement is for five years unless earlier terminated for certain reasons as defined in the agreement. Either party may terminate a study plan in the event that patient screening for the clinical study does not commence within 12 months after: (i) the Effective Date (as defined in the Drug Supply Agreement), with respect to the initial study; or (ii) the execution of the applicable study plan, with respect to each other study. If either party terminates a study plan, the Company shall reimburse Regeneron for the Regeneron product it received in connection with such study plan based on the actual out-of-pocket cost to Regeneron of such Regeneron product. As of September 30, 2025, neither party has terminated the agreement.

BeOne

In December 2024, the Company reached an agreement with BeOne Medicines, Ltd., (“BeOne”) to perform certain clinical trials for the treatment of patients with small cell lung cancer (SCLC), liver cancer (HCC), and colorectal cancer (CRC) involving a BeOne drug candidate that utilizes one of the Company’s compounds/agents. The Company is responsible for all costs of the study with BeOne supplying their drug tislelizumab representing a cost savings for the Company. The overall term of the agreement is for seven years unless earlier terminated for certain reasons as defined in the agreement. As of September 30, 2025, neither party has terminated the agreement.

Roche

In June 2025, the Company reached an agreement with F. Hoffman-La Roche Ltd, (“Roche”) to perform certain clinical trials for the treatment of patients with hard-to-treat cancers involving Roche’s checkpoint inhibitor, atezolizumab (Tecentriq®). The Company is responsible for all costs of the study with Roche supplying their drug atezolizumab representing a cost savings for the Company. The overall term of the agreement is for five years unless earlier terminated for certain reasons as defined in the agreement. As of September 30, 2025, neither party has terminated the agreement.

7. INCOME TAXES

The Company provides for income taxes using the asset and liability approach. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect when these differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The issuance of shares in connection with the Company’s IPO, as well as prior share issuances, may result in limitations on the utilization of the Company’s net operating loss carryforwards under IRS section 382. As of September 30, 2025, and December 31, 2024, the Company had a full valuation allowance against its deferred tax assets.

For the nine months ended September 30, 2025 and 2024, the Company recorded zero income tax expense. No tax benefit has been recorded in relation to the pre-tax losses for the nine months ended September 30, 2025, due to full valuation allowance to offset any deferred tax assets.

8. SEGMENT INFORMATION

The Company operates in one reportable segment. This determination is based on the Company’s structure, the manner in which the chief operating decision maker (“CODM”) reviews the operating results to assess performance and allocate resources, and the nature of the Company’s operations. Segment assets are reported as total assets on the consolidated balance sheet. The CODM, who is the Chief Executive Officer, regularly reviews consolidated financial information, such as consolidated net loss. The CODM’s review is for the purpose of assessing performance and making decisions about resource allocation. See our consolidated financial statements in Part I, “Item 1, Financial Statements”, and Note 1, “Description of Business, Organization, and Principles of Consolidation” for additional information about these line items and the related accounting policies.

9. SUBSEQUENT EVENTS

Issuance of Options

From October 1 to November 7, 2025, the Company issued 148,709 options at a weighted exercise price of $1.76 to board members and consultants.

At-The-Market Offering with H.C. Wainwright

Since October 1, 2025, the Company has sold 236,271 shares of its Common Stock through Wainwright under the ATM Agreement at an average price of approximately $1.78 per share, resulting in aggregate gross proceeds of approximately $420,780, for which it paid Wainwright approximately $12,624 in commissions and other issuance costs of approximately $1,459, resulting in net proceeds to the Company of approximately $406,697. The Company anticipates that the at-the-market offering will continue throughout the next reporting period.

Private Placement

On October 1, 2025, the Company issued and sold 1,733,766 shares of its Common Stock and warrants to purchase 1,733,766 shares of its Common Stock in a private placement to certain accredited investors and a Company director pursuant to securities purchase agreements dated September 29, 2025 at a price per share of $1.30 for which the Company received gross proceeds of approximately $2.3 million. The warrants are exercisable at a price per share of $1.57, are exercisable commencing six months following issuance, have a term of three years from the issuance date, and expiring on October 1, 2028. Company director Stan Smith purchased 19,230 shares of Common Stock and warrants to purchase 19,230 shares of Common Stock for an aggregate purchase price of approximately $25,000. The securities sold to Stan Smith were issued pursuant to the MAIA Biotechnology, Inc. 2021 Equity Incentive Plan (the “MAIA 2021 Plan”). As of September 30, 2025, proceeds of approximately $2.1 million were received and are reported under accrued expenses as funds held in escrow.

On October 16, 2025, the Company issued and sold 603,769 shares of its Common Stock and warrants to purchase 603,769 shares of its Common Stock in a private placement to certain accredited investors pursuant to securities purchase agreements dated October 13, 2025 at a price per share of $1.22 for which the Company received gross proceeds of approximately $0.7 million. The warrants are exercisable at a price per share of $1.52, are exercisable commencing six months following issuance, have a term of three years from the issuance date, and expiring on October 16, 2028.

Issuance of Stock

On October 8, 2025, the Company issued 7,348 shares of common stock having a value of $14,550 (based on $1.98 price calculated by using 120% of the dollar value weighted average price of our common stock on the New York Stock Exchange for the thirty (30) trading days immediately preceding the date of the purchase payment) to a service provider under a master services agreement in consideration of services rendered. The issuance was exempt under Section 4(a)(2) of the Securities Act of 1993, as amended.

Digital Asset Treasury Plan (DATP)

On October 6, 2025, our Board of Directors formally adopted a Digital Asset Treasury Plan. This plan permits the Company to allocate up to 90% of its corporate treasury reserves to acquire and hold Bitcoin, Ether, and USD Coin as a long-term store of value. As of the date of this Quarterly Report on Form 10-Q, the Company has not yet executed any purchases of Digital Assets under this plan. The timing and amount of any future purchases will depend on various factors, including our ongoing liquidity needs, the market price of the Digital Asset, and general market and economic conditions. Future utilization of the DATP could subject our capital resources and liquidity to the significant market risks associated with Digital Assets.

Issuance of Warrant

On November 5, 2025, the Company issued warrants to purchase 11,475 shares of common stock at an exercise price of $1.525 to H.C. Wainwright & Co., LLC for services rendered under its engagement agreement.

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

Overview

We are a clinical-stage biopharmaceutical company developing targeted immunotherapies for cancer. Ateganosine (also known as THIO, 6-thio-dG or 6-thio-2 ‘-deoxyguanosine), our lead asset, is an investigational dual mechanism of action drug candidate incorporating telomere targeting and immunogenicity. Our initial disease target is lung cancer, a serious medical condition with an incidence of over 235,000 new cases in the US in 2024, representing 12% of all cancers, and over 125,000 deaths, or 20% of all cancers. Worldwide, lung cancer incidence is over 2,200,000 per year (ranking second only after breast cancer), and mortality over 1,800,000 (ranking first). Specifically, we are targeting Non-Small Cell Lung Cancer (“NSCLC”), which represents 85% of all lung cancers. In July 2022, the first patient was administered with ateganosine in our Phase 2 human trial (THIO-101) in Australia. In December 2022, regulatory authorities in three European countries, Hungary, Poland, and Bulgaria, approved the implementation of THIO-101, Phase 2 clinical trial evaluating ateganosine in patients with NSCLC. Patients with advanced NSCLC will be treated first with ateganosine followed a few days later by the immune checkpoint inhibitor Libtayo® (cemiplimab), manufactured and commercialized by Regeneron. Cemiplimab is a fully human monoclonal antibody targeting the immune checkpoint receptor PD-1 on T-cells. Cemiplimab has been approved in the United States and the rest of the world for multiple cancer indications, including NSCLC. In February 2021, we signed a clinical supply agreement with Regeneron to receive cemiplimab at no cost, which represents a significant cost-savings for the study. In return, we have granted Regeneron exclusive development rights in combination with PD-1 inhibitors for NSCLC for the study period. Based on the clinical data generated by our THIO-101 trial, we plan to seek filing for an accelerated approval of ateganosine in the United States for the treatment of patients with advanced NSCLC in 2026, but even if granted, accelerated approval status does not guarantee an accelerated review or marketing approval by the Food and Drug Administration (FDA). We plan to initiate a Phase 3 pivotal trial in 2025, named THIO-104, to evaluate the efficacy of ateganosine administered in sequence with a checkpoint inhibitor (CPI) in third-line NSCLC patients who are resistant to checkpoint inhibitors and chemotherapy which could lead filing for early full commercial approval in 2027 and final analysis could lead to filing for full commercial approval in 2028. The multicenter, open-label, pivotal Phase 3 trial is designed to provide a direct comparison to chemotherapy in a 1:1 randomization of up to 300 patients. In addition, the originally planned Phase 2 clinical trial in multiple tumor indications (THIO-102) is now divided into different trials for one tumor indication each: hepatocellular carcinoma (HCC), colorectal cancer (CRC) and small cell lung cancer (SCLC). In January 2025, we entered into a clinical supply agreement with global oncology company BeOne Medicines to assess the efficacy of ateganosine in combination with BeOne’s immune checkpoint inhibitor (CPI) tislelizumab in three cancer indications across different trials to study the drug combination in HCC, SCLC and CRC. Phase 2 clinical trials in HCC, CRC and SCLC are planned to be initiated in 2026, evaluating treatment with ateganosine administered in sequence with BeOne’s immune checkpoint inhibitor, tislelizumab. In June 2025, MAIA announced its entry into a clinical master supply agreement with Roche for future studies investigating the combination of ateganosine sequenced with Roche’s checkpoint inhibitor (CPI), atezolizumab (Tecentriq®), for the treatment of multiple cancers indications. Clinical trials with other solid tumors (ST), such as breast, prostate, gastric, pancreatic and ovarian, may still be considered for potential future trials.

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

We accomplished the key milestones set forth below in the nine months ended September 30, 2025 and the third quarter of 2025: Please note that for consistency of the announcements at the time of their releases, the milestones from January 1, 2025 to March 17, 2025, refer to the molecule “ateganosine” as “THIO” only. On March 18, 2025, the company announced “ateganosine” as the nonproprietary (generic) name for THIO, and its intent to use the generic name to support clear communication, while keeping the name THIO in the Company’s clinical trial designations (THIO-101, THIO-102, THIO-103, THIO-104).

●	On January 7, 2025, we announced that we had entered into a clinical supply agreement with global oncology company BeOne to assess the efficacy of THIO, its small molecule telomere-targeting anticancer agent, in combination with BeOne’s immune checkpoint inhibitor (CPI) tislelizumab in three cancer indications. The single arm pivotal Phase 2 trials will study the drug combination in hepatocellular carcinoma (HCC), small cell lung cancer (SCLC) and colorectal cancer (CRC). Under the terms of the collaboration, MAIA will sponsor and fund the planned clinical trials and BeOne will provide tislelizumab. MAIA maintains global development and commercial rights to THIO and is free to develop the programs in combination with other agents and in other indications.

●	On February 4, 2025, we announced positive updated data from THIO-101 Phase 2 clinical trial evaluating its lead clinical candidate, THIO, sequenced with Regeneron’s immune checkpoint inhibitor (CPI) cemiplimab (Libtayo®) in patients with advanced non-small cell lung cancer (NSCLC) who failed two or more standard-of-care therapy regimens. As of January 15, 2025, third line (3L) data updates showed that: (i) median overall survival (OS) of 16.9 months for the 22 NSCLC patients who received at least one dose of THIO (the intent-to-treat population) in parts A and B of the trial. (ii) The analysis demonstrated a 95% confidence interval (CI) lower bound of 12.5 months and a 99% CI lower bound of 10.8 months. (iii) The treatment has been generally well-tolerated to date in this heavily pre-treated population.

●	On February 24, 2025, we issued and sold 1,810,000 shares of our common stock and warrants to purchase 1,810,000 shares of our common stock in a private placement to certain accredited investors and Company directors pursuant to securities purchase agreements dated February 18, 2025 at a price per share of $1.50 for which we received gross proceeds of approximately $2.72 million. The warrants issued in the private placement have an exercise price of $1.87, are exercisable one year after issuance and expire 5-years after the initial exercise date. The securities sold to our directors participating in the private placement were issued pursuant to our 2021 Equity Incentive Plan.

●	On February 26, 2025, we announced the trial design for the expansion of its THIO-101 pivotal Phase 2 trial in non-small cell lung cancer (NSCLC). The expansion of the study will assess overall response rates (ORR) in advanced NSCLC patients receiving third line (3L) therapy who were resistant to previous checkpoint inhibitor treatments (CPI) and chemotherapy. The THIO-101 study in 3L will enroll up to 48 patients with two arms: Arm 1, continuing the evaluation of THIO sequenced with Libtayo® (cemiplimab); and Arm 2, evaluating THIO as a monotherapy, to further gain experience of THIO in the contribution of components. Treatment cycles for patients in both arms will administer THIO on 3 consecutive days, followed by immune activation on day 4. Arm 1 will administer Libtayo on day 5. The Company plans to enroll an additional 100 patients for the registration phase of the trial. MAIA expects to conduct the trials in the U.S. and select countries in Europe and Asia.

●	On February 27, 2025, we announced plans to initiate a Phase 3 pivotal trial in 2025, named THIO-104, to evaluate the efficacy of THIO administered in sequence with a checkpoint inhibitor (CPI) in third-line non-small cell lung cancer (NSCLC) patients who are resistant to checkpoint inhibitors and chemotherapy. The multicenter, open-label, pivotal Phase 3 trial is designed to provide a direct comparison to chemotherapy in a 1:1 randomization of up to 300 patients.

●	On March 3, 2025, we issued and sold 952,633 shares of our common stock and warrants to purchase 952,633 shares of our common stock in a non-brokered private placement to accredited investors and certain Company directors pursuant to securities purchase agreements dated February 24, 2025 at a price per share of $1.50 for which we received gross proceeds of approximately $1.43 million, prior to offering expenses payable by the Company. The warrants issued in the private placement have an exercise price of $1.85, are exercisable one year after issuance and expire 5-years after the initial exercise date. The securities sold to our directors participating in the private placement were issued pursuant to our 2021 Equity Incentive Plan.

●	On March 18, 2025, we announced that the United States Adopted Names (USAN) Council had approved “ateganosine” as the nonproprietary (generic) name for its lead molecule THIO, a telomere-targeting anticancer agent in clinical development as a first-in-class treatment for advanced non-small cell lung cancer (NSCLC). The company chose a name inspired by the mechanism of action of THIO: altering telomeric guanosine of the cancer cells. The generic name ateganosine is a unique and consistent identity that aims to support clear communication between healthcare providers, patients and researchers. MAIA will retain the name THIO in its clinical trial designations (THIO-101, THIO-102, THIO-103, THIO-104).

●	On March 20, 2025, we announced the publication of preclinical data for our lead proprietary telomere-targeting THIO dimer in the peer-reviewed scientific journal Naunyn-Schmiedeberg’s Archives of Pharmacology. In a preclinical study, ateganosine (THIO) and its new described dimer form were found to be potent inhibitors of Glutathione S-transferase Pi (GSTP1), a key enzyme implicated in cancer progression and chemoresistance and a highly important factor for the detoxification of cancer cells. The findings suggest that the dimerized form of ateganosine could enhance chemotherapeutic efficacy by effectively targeting GSTP1 and reducing drug resistance. The article, titled “Investigation of the inhibitory effects of the telomere-targeted compounds on glutathione S-transferase P1,” was published on February 15, 2025.

●	Effective March 26, 2025, we filed a prospectus supplement to amend, supplement and supersede certain information contained in the earlier prospectus and prospectus supplement, which decreased the number of shares of the Company’s common stock, par value $0.0001 per share that the Company may offer and sell under the At The Market Offering Agreement (the “ATM Agreement”) with H.C. Wainwright & Co., LLC (“Wainwright”), through an “at-the-market offering” program under which Wainwright will act as sales agent the ATM. During the quarter ended September 30, 2025, the Company sold 2,086,312 shares of Common Stock through Wainwright under the ATM Agreement at an average price of approximately $1.81 per share, resulting in aggregate gross proceeds of approximately $3,779,251, for which it paid Wainwright approximately $113,378 in commissions and other issuance costs of $3,758, resulting in net proceeds to the Company of approximately $3,662,115. As of the date of this Quarterly Report, the Company has sold 3,782,335 shares of our Common Stock through Wainwright under the ATM Agreement at an average price of $1.90 per share, resulting in aggregate gross proceeds of approximately $7,202,015, for which we paid Wainwright $216,060 in commissions and other issuance fees of approximately $20,139 resulting in net proceeds to us of approximately $6,965,816.

●	On May 8, 2025, we issued and sold 719,999 shares of our common stock and warrants to purchase 719,999 shares of our common stock in a non-brokered private placement to accredited investors and certain Company directors pursuant to securities purchase agreements dated May 5, 2025 at a price per share of $1.50 for which we received gross proceeds of approximately $1.08 million, prior to offering expenses payable by the Company. The warrants issued in the private placement have an exercise price of $2.05, are exercisable one year after issuance and expire 5-years after the initial exercise date. The securities sold to our directors participating in the private placement were issued pursuant to our 2021 Equity Incentive Plan.

●	On June 3, 2025, we issued and sold 463,332 shares of our common stock and warrants to purchase 463,332 shares of our common stock in a non-brokered private placement to accredited investors and certain Company directors pursuant to securities purchase agreements dated May 27, 2025 at a price per share of $1.50 for which we received gross proceeds of approximately $0.7 million, prior to offering expenses payable by the Company. The warrants issued in the private placement have an exercise price of $1.71, are exercisable six months after issuance and expire 5-years after the issued date. The securities sold to our directors participating in the private placement were issued pursuant to our 2021 Equity Incentive Plan.

●	On June 5, 2025, we announced updated data from its THIO-101 pivotal Phase 2 clinical trial. As of May 15, 2025, third line (3L) data showed median overall survival (OS) of 17.8 months for the 22 NSCLC patients who received at least one dose of ateganosine (the intent-to-treat population) in parts A and B of the trial. The updated analysis continues to demonstrate a 95% confidence interval (CI) lower bound of 12.5 months and a 99% CI lower bound of 10.8 months. The Company also mentioned that treatment had been generally well-tolerated to date in this heavily pre-treated population.

●	On June 5, 2025, we announced that a new partial response (PR) was identified in a patient after 20 months of treatment in our Phase 2 THIO-101 clinical trial. A partial response is defined as a decrease in tumor size of at least 30%.

●	On June 18, 2025, we announced its entry into a clinical master supply agreement with Roche for future studies investigating the combination of MAIA’s telomere-targeting agent ateganosine (THIO), sequenced with Roche’s checkpoint inhibitor (CPI), atezolizumab (Tecentriq®), for the treatment of multiple hard-to-treat cancers.

●	On June 24, 2025, we announced the appointment of two prominent oncologists to its Scientific Advisory Board (SAB), Claudia Fulgenzi, MD, and David J. Pinato, MD, MRCP (UK), PhD. Both are specialists in hepatocellular carcinoma (HCC), a tumor type to be studied in future clinical trials of MAIA’s lead candidate ateganosine (THIO) sequenced with a checkpoint inhibitor.

●	On July 9, 2025, we announced the dosing of the first patient in Taiwan in the expansion phase of our THIO-101 Phase 2 trial for advanced non-small cell lung cancer (NSCLC). The trial’s entry into another continent marks a key milestone for MAIA, opening a significantly larger patient pool for its evaluations of ateganosine (THIO). MAIA also announced that screening for the trial is ongoing in Europe and Asia.

●	On July 17, 2025, we announced the publication of preclinical data from its second generation ateganosine prodrugs platform in Nucleic Acids Research (NAR), a leading open-access peer-reviewed scientific journal. The study, titled “Novel Telomere-Targeting Dual-Pharmacophore Dinucleotide Prodrugs for Anticancer Therapy,” details MAIA’s lead ateganosine (THIO)-derived second-generation prodrugs as promising new molecules in its strategy for enhancing cancer treatment and overcoming drug resistance. The manuscript with the data was published on June 26, 2025, in Volume 53, Issue 12 of the NAR journal.

●	On July 28, 2025, we announced that the U.S. Food and Drug Administration (FDA) has granted Fast Track designation for ateganosine (THIO, 6-thio-dG or 6-thio-2’-deoxyguanosine) for the treatment of non-small cell lung cancer (NSCLC). Ateganosine is currently being evaluated in a pivotal Phase 2 THIO-101 clinical trial evaluating its anti-tumor activity when followed by a checkpoint inhibitor.

●	On August 13, 2025, we announced that the European Patent Office granted a patent broadly covering a portfolio of ateganosine-based analogues for telomere-targeting anticancer therapy and methods of using ateganosine (THIO) alone or before administration of checkpoint inhibitors (CPIs). The patent, titled “Mercaptopurine Ribonucleoside Analogues for Altering Telomerase Mediated Telomere,” was invented by MAIA’s Chief Scientific Officer Sergei M. Gryaznov, PhD and Scientific Advisory Board member Jerry W. Shay, PhD. MAIA’s global patent and patent-pending estate covers several areas including telomerase mediated telomere altering compounds and treatment of therapy-resistant cancers. Further, ateganosine’s immunogenic treatment strategy, which focuses on sequential combination with checkpoint inhibitors, has been filed worldwide. MAIA’s IP portfolio for ateganosine currently comprises 10 issued patents worldwide including Europe (validated in 19 countries) along with 24 pending patent applications.

●	On August 27, 2025, we announced that a manuscript detailing developments in its Phase 2 THIO-101 clinical trial was accepted and published in the international peer-reviewed open access scientific journal, Cells, in a special issue, “Cellular Mechanisms of Anti-Cancer Therapies”. The manuscript, titled “Perioperative Management of Non-Small Cell Lung Cancer in the Era of Immunotherapy,” was authored by a group of oncology researchers in Turkey and the U.S. including MAIA scientists Sergei Gryaznov, Ph.D., Chief Scientific Officer and Ilgen Mender, Director of Biology Research, along with MAIA Scientific Advisory Board members Z. Gunnur Dikmen, M.D., Ph.D. and Saadettin Kiliçkap, M.D., M.Sc.

●	On September 11, 2025, we highlighted positive efficacy data from its Phase 2 clinical trial, THIO-101, including that as of June 30, 2025: (i) estimated median progression free survival (PFS) in third-line treatment (180 mg dose) was 5.6 months; (ii) Estimated median overall survival (OS) was 17.8 months, with a 95% confidence interval (CI) lower bound of 12.5 months and a 99% CI lower bound of 10.8 months, consistent with the prior data readout (May 15, 2025); (iii) Across patients of all treatment lines, 2 patients have completed 33 cycles of therapy, highlighting ateganosine’ potential for extended dosing, which usually translates into longer patient survival.

●	On October 1, 2025, we issued and sold 1,733,766 shares of our common stock and warrants to purchase 1,733,766 shares of our common stock in a non-brokered private placement to accredited investors and a Company director pursuant to securities purchase agreements dated September 29, 2025 at a price per share of $1.30 for which we received gross proceeds of approximately $2.25 million, prior to offering expenses payable by the Company. The warrants issued in the private placement have an exercise price of $1.57, are exercisable six months after issuance and expire 3-years after the issued date. The securities sold to our director participating in the private placement were issued pursuant to our 2021 Equity Incentive Plan.

●	On October 7, 2025, we announced MAIA’s launch of a new digital asset treasury strategy focused on top-tier cryptocurrency assets. On October 6, 2025, MAIA’s Board of Directors authorized holdings of up to 90% of the Company’s liquid assets in various cryptocurrencies. Corporate officers are authorized to purchase and sell Bitcoin (BTC), Ethereum (ETH), and USD Coin (USDC) initially. Management will regularly consult with the Board on cryptocurrency transactions and holdings, cybersecurity procedures, accounting policies, risks, and material developments.

●	On October 16, 2025, we issued and sold 603,769 shares of our common stock and warrants to purchase 603,769 shares of our common stock in a non-brokered private placement to accredited investors pursuant to securities purchase agreements dated October 13, 2025 at a price per share of $1.22 for which we received gross proceeds of approximately $736,600, prior to offering expenses payable by the Company. The warrants issued in the private placement have an exercise price of $1.52, are exercisable six months after issuance and expire 3-years after the issued date.

●	On October 23, 2025, we announced that as of September 17, 2025, a patient that began therapy in March 2023 has shown survival of 30 months, or 912 days, an outstanding measure relative to many of the high-risk cancers. The patient with 30-month survival received therapy every three weeks, and concluded treatment upon reaching the maximum treatment duration of 2 years based on protocol requirements.

●	On October 28, 2025, we announced that we have enrolled five patients from Taiwan and Turkey in the expansion phase of its THIO-101 Phase 2 trial.

●	In addition to NSCLC, HCC, SCLC and CRC we plan to conduct clinical trials evaluating ateganosine (THIO) in sequential combination with an immune checkpoint inhibitor in several other cancer indications, including solid tumors, such as breast, prostate, gastric, pancreatic and ovarian cancers.

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

Results of Operations for the Three and Nine Months Ended September 30, 2025 and 2024

Comparison of Three Months ended September 30, 2025 and 2024

	Three Months Ended September 30,		Change
	2025	2024	Dollars	Percentage
Operating expenses:
Research and development expenses	$6,357,290	$2,667,170	$3,690,120	138%
General and administrative expenses	3,003,636	1,521,298	1,482,338	97%
Total operating costs and expenses	9,360,926	4,188,468	5,172,458	123%
Loss from operations	(9,360,926)	(4,188,468)	(5,172,458)	123%
Other (expense) income:
Interest expense	—	(85)	85	(100)%
Interest income	78,426	106,082	(27,656)	(26)%
Australian research and development incentives	—	15,198	(15,198)	(100)%
Change in fair value of warrant liability	379,311	1,331,286	(951,975)	(72)%

Other income (expense) net	457,737	1,452,481	(994,744)	(68)%

Net loss attributable to MAIA Biotechnology, Inc. shareholders	$(8,903,189)	$(2,735,987)	$(6,167,202)	225%

Operating Costs and Expenses

Research and development expenses

Research and development expenses increased by approximately $3,690,000 (or approximately 138%), from approximately $2,667,000 for the three months ended September 30, 2024, compared to approximately $6,357,000 for the three months ended September 30, 2025. The increase was primarily related to an increase in scientific research and clinical research of approximately $3,369,000, an increase in stock-based compensation cost of approximately $32,000, an increase in payroll expense of approximately $158,000, and increase in professional fees of approximately $136,000, offset by a decrease in other expenses of $5,000.

General and administrative expenses

General and administrative expenses increased by approximately $1,482,000 (or approximately 97%) from approximately $1,521,000 for the three months ended September 30, 2024, compared to approximately $3,003,000 for the three months ended September 30, 2025. The increase was primarily related to an increase in professional fees of approximately $89,000, an increase in stock-based compensation of approximately $159,000, increase in investor relations of approximately $1,026,000, an increase in other expenses of approximately $67,000 and an increase in payroll expense of approximately $141,000.

Other income (expense), net

Other income (expense), net decreased by approximately $995,000 (or approximately 68%) from other income, net of approximately $1,452,000 for the three months ended September 30, 2024, compared to other income, net of approximately $457,000 for the three months ended September 30, 2025. The decrease was primarily related to the change in the fair value of the warrant liability of approximately $952,000, a decrease in the Australian research and development incentives of approximately $15,000, and a net decrease of interest income of approximately $28,000.

Comparison of Nine Months Ended September 30, 2025 and 2024

	Nine Months Ended
	September 30,		Change
	2025	2024	Dollars	Percentage
Operating expenses:
Research and development expenses	$12,665,688	$7,040,145	$5,625,543	80%
General and administrative expenses	7,286,726	4,912,461	2,374,265	48%
Total operating costs and expenses	19,952,414	11,952,606	7,999,808	67%
Loss from operations	(19,952,414)	(11,952,606)	(7,999,808)	67%
Other income (expense):
Interest expense	—	(85)	85	(100)%
Interest income	240,306	238,583	1,723	1%
Australian research and development incentives	—	51,847	(51,847)	(100)%
Loss on fair value of warrants over proceeds	944,698	(8,007,505)	8,952,203	(112)%
Change in fair value of warrant liability	—	(12,952)	12,952	(100)%
Other income (expense) net	1,185,004	(7,730,112)	8,915,116	(115)%

Net loss attributable to MAIA Biotechnology, Inc. Shareholders	$(18,767,410)	$(19,682,718)	915,308	(5)%

Operating Costs and Expenses

Research and development expenses

Research and development expenses increased by approximately $5,625,000 (or approximately 80%), from approximately $7,040,000 for the nine months ended September 30, 2024, to approximately $12,665,000 for the nine months ended September 30, 2025. The increase was primarily related to an increase in scientific research and clinical research of approximately $5,096,000, an increase in stock-based compensation cost of approximately $161,000, an increase in payroll expense of approximately $241,000, and an increase in professional fees of approximately $137,000, offset by decrease in other expense of $10,000.

General and administrative expenses

General and administrative expenses increased by approximately $2,374,000 (or approximately 48%) from approximately $4,912,000 for the nine months ended September 30, 2024, to approximately $7,286,000 for the nine months ended September 30, 2025. The increase was primarily related to an increase in professional fees of approximately $368,000, an increase of investor relations of approximately $1,025,000, an increase in stock-based compensation of approximately $440,000, an increase of approximately $167,000 payroll expense, and an increase in other expense of approximately $374,000.

Other income (expense), net

Other income (expense), net increased by approximately $8,915,000 (or approximately 115%) from other (expense), net of approximately $7,730,000 for the nine months ended September 30, 2024, to other income, net of approximately $1,185,000 for the nine months ended September 30, 2025. The increase was primarily related to the change in the fair value of the warrant liability of approximately $8,965,000, a net increase in interest income of approximately $2,000, and a reduction in the Australian research and development incentives of approximately $52,000.

Liquidity and Capital Resources

Our Ability to Continue as a Going Concern

As of September 30, 2025, our cash totaled approximately $10,892,000 which represented an increase of approximately $1,290,000 compared to December 31, 2024. As of September 30, 2025, we had working capital of approximately $1,761,000 which represents a decrease of approximately $4,561,000 compared to December 31, 2024. We have generated no revenue as of September 30, 2025. Our current operating plan indicates that we will continue to incur losses from operations and generate negative cash flows from operating activities given ongoing expenditures related to the completion of its ongoing clinical trials and our lack of revenue generating activities. Based on our cash reserves as of September 30, 2025, of $10,891,736 and current financial condition as of the date of this Quarterly Report, the accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Digital Asset Treasury Plan (DATP)

On October 6, 2025, our Board of Directors formally adopted a Digital Asset Treasury Plan. This plan permits the Company to allocate up to 90% of its corporate treasury reserves to acquire and hold Bitcoin, Ether, and USD Coin as a long-term store of value. As of the date of this Quarterly Report on Form 10-Q, the Company has not yet executed any purchases of Digital Assets under this plan. The timing and amount of any future purchases will depend on various factors, including our ongoing liquidity needs, the market price of the Digital Asset, and general market and economic conditions. Future utilization of the DATP could subject our capital resources and liquidity to the significant market risks associated with Digital Assets.

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

Between October 1, 2024 and December 31, 2024, we sold 573,878 shares of Common Stock at an average price of approximately $2.77 per share, resulting in aggregate gross proceeds of approximately $1,589,330 under the ATM Agreement dated May 15, 2024, for which we paid Wainwright approximately $47,680 in commissions resulting in net proceeds to us of approximately $1,541,650.

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

From July 1, 2025 through September 30, 2025, we sold 2,086,312 shares of Common Stock through Wainwright under the ATM Agreement at an average price of approximately $1.81 per share, resulting in aggregate gross proceeds of approximately $3,779,251, for which we paid Wainwright approximately $113,378 in commissions and other issuance costs of $3,758, resulting in net proceeds to us of approximately $3,662,115.

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

Cash Flows

Cash Flows for the Nine Months ended September 30, 2025 and 2024

	Nine Months Ended September 30,
	2025	2024
Net cash flows used in operating activities	$(11,824,127)	$(11,796,286)
Net cash flows provided by financing activities	13,104,175	13,331,146
Effect of foreign currency exchange rate changes on cash	10,390	5,229
Net increase in cash	$1,290,438	$1,540,089

Operating Activities

For the nine months ended September 30, 2025, net cash used in operating activities was approximately $11,824,000, which consisted of a consolidated net loss of approximately $18,767,000 offset by non-cash charges of approximately $1,821,000 in stock-based compensation, approximately $250,000 of non-cash expense to issue stock to consultants and vendors, and the decrease in the remeasurement of the warrant liability of approximately $945,000. Total changes in operating assets and liabilities of approximately $5,817,000 were driven by an approximate $6,158,000 net increase in accounts payable and accrued expenses, and an approximate $341,000 decrease in prepaid expense and other assets.

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

For the nine months ended September 30, 2025, the effect of foreign currency exchange rate changes on cash increased the cash balance as of September 30, 2025 by approximately $10,000 versus an increase of approximately $5,000 for the nine months ended September 30, 2024.

Investing Activities

For the nine months ended September 30, 2025 and 2024, we did not have any cash provided by or used in investing activities.

Financing Activities

Net cash provided by financing activities was approximately 13,104,000 and $13,331,000 for the nine months ended September 30, 2025 and 2024, respectively. Total net cash provided by financing activities for the nine months ended September 30, 2025 consisted primarily of approximately $5,919,000 gross proceeds from private placement offerings, proceeds from the at-the-market offering of approximately $6,781,000, proceeds from the exercise of stock options of $1,000, and proceeds from the exercise of warrants of $901,000 and were offset by an approximate $498,000 of offering costs.

Net cash provided by financing activities for the nine months ended September 30, 2024, consisted primarily of approximately $5,254,000 gross proceeds from private placement offerings, proceeds from the at-the-market offering of approximately $8,523,000, proceeds from the exercise of stock options of $216,000, and offset by approximately $661,000 of offering costs.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision of and with the participation of our management, including our Chief Executive Officer, who is our principal executive officer, and our Head of Finance, who is our principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2025, the end of the period covered by this Quarterly Report. The term “disclosure controls and procedures,” as set forth in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms promulgated by the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a control system, misstatements due to error or fraud may occur and not be detected. Based on the evaluation of our disclosure controls and procedures as of September 30, 2025, our Chief Executive Officer and Head of Finance concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Risks Relating to Investing in Digital Securities

The launch of central bank digital currencies (“CBDCs”) may adversely impact our business.

The introduction of a government-issued digital currency could eliminate or reduce the need or demand for private-sector issued crypto currencies, or significantly limit their utility. National governments around the world could introduce CBDCs, which could in turn limit the size of the market opportunity for cryptocurrencies, including Solana.

Absent federal regulations, there is a possibility that any digital asset we acquire may be classified as a “security.” Any classification of any digital asset we acquire as a “security” would subject us to additional regulation and could materially impact the operation of our business.

We intend to only acquire digital assets that we believe would not be considered a “security” by the SEC and other U.S. federal or state regulator publicly stated may not agree our assessment. Despite the Trump Administration’s Executive Order titled “Strengthening American Leadership in Digital Financial Technology” which includes as an objective, “protecting and promoting the ability of individual citizens and private sector entities alike to access and … to maintain self-custody of digital assets,” leading digital assets that we intend to acquire, such as Solana, have not yet been classified with respect to U.S. federal securities laws. Therefore, while (for the reasons discussed below) we intend to only invest in leading digital assets, that we conclude are not a “security” within the meaning of the U.S. federal securities laws, and registration of the Company under The Investment Company Act of 1940, as amended (the “1940 Act”) is therefore not required under the applicable securities laws, we acknowledge that a regulatory body or federal court may determine otherwise. Our conclusion, even if reasonable under the circumstances, would not preclude legal or regulatory action based on such a finding that any leading digital asset we acquire, such as Solana, is a “security” which would require us to register as an investment company under the 1940 Act.

We intend to adapt our process for analyzing the U.S. federal securities law status of any cryptocurrencies we acquire over time, as guidance and case law have evolved. As part of our U.S. federal securities law analytical process, we intend to take into account a number of factors, including the various definitions of “security” under U.S. federal securities laws and federal court decisions interpreting the elements of these definitions, such as the U.S. Supreme Court’s decisions in the Howey and Reves cases, as well as court rulings, reports, orders, press releases, public statements, and speeches by the SEC Commissioners and SEC Staff providing guidance on when a digital asset or a transaction to which a digital asset may relate may be a security for purposes of U.S. federal securities laws.

Application of securities laws to the specific facts and circumstances of digital assets is complex and subject to change. As such, we are at risk of enforcement proceedings against us, which could result in potential injunctions, cease-and-desist orders, fines, and penalties if any digital asset we acquires is determined to be a security by a regulatory body or a court. Such developments could subject us to fines, penalties, and other damages, and adversely affect our business, results of operations, financial condition, and prospects.

If we were deemed to be an investment company under the 1940 Act, applicable restrictions likely would make it impractical for us to continue segments of our business as currently contemplated.

Under Sections 3(a)(1)(A) and (C) of the 1940 Act, a company generally will be deemed to be an “investment company” if (i) it is, or holds itself out as being, engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting, or trading in securities or (ii) it engages, or proposes to engage, in the business of investing, reinvesting, owning, holding, or trading in securities and it owns or proposes to acquire investment securities having a value exceeding 40% of the value of its total assets (exclusive of U.S. government securities, shares of registered money market funds under Rule 2a-7 of the 1940 Act, and cash items) on an unconsolidated basis. Rule 3a-1 under the 1940 Act generally provides that notwithstanding the Section 3(a)(1)(C) test described in clause (ii) above, an entity will not be deemed to be an “investment company” for purposes of the 1940 Act if no more than 45% of the value of its assets (exclusive of U.S. government securities, shares of registered money market funds under Rule 2a-7 of the 1940 Act, and cash items) consists of, and no more than 45% of its net income after taxes (for the past four fiscal quarters combined) is derived from, securities other than U.S. government securities, shares of registered money market funds under Rule 2a-7 of the 1940 Act, securities issued by employees’ securities companies, securities issued by qualifying majority owned subsidiaries of such entity, and securities issued by qualifying companies that are controlled primarily by such entity. We do not believe that we are an “investment company” as such term is defined in either Section 3(a)(1)(A) or Section 3(a)(1)(C) of the 1940 Act.

Since our formation, we have been a biopharmaceutical industry with a focus is on developing targeted immunotherapies for cancer.. Recently, we have begun focusing on pursuing opportunities to expand our portfolio into digital assets. We only intend to acquire digital assets that we conclude are investment securities, and as such do not intend to hold ourselves out as being engaged primarily, or propose to engage primarily, in the business of investing, reinvesting, or trading in securities within the meaning of Section 3(a)(1)(A) of the 1940 Act.

With respect to Section 3(a)(1)(C), we believe we satisfy the elements of Rule 3a-1 and therefore are deemed not to be an investment company under, and we intend to conduct our operations such that we will not be deemed an investment company under, Section 3(a)(1)(C). We believe that we are not an investment company pursuant to Rule 3a-1 under the 1940 Act because, on a consolidated basis with respect to wholly-owned subsidiaries but otherwise on an unconsolidated basis, no more than 45% of the value of the Company’s total assets (exclusive of U.S. government securities, shares of registered money market funds under Rule 2a-7 of the 1940 Act, and cash items) consists of, and no more than 45% of the Company’s net income after taxes (for the last four fiscal quarters combined) is derived from, securities other than U.S. government securities, shares of registered money market funds under Rule 2a-7 of the 1940 Act, securities issued by employees’ securities companies, securities issued by qualifying majority owned subsidiaries of the Company, and securities issued by qualifying companies that are controlled primarily by the Company.

Digital assets, as well as new business models and transactions enabled by blockchain technologies, present novel interpretive questions under the 1940 Act. There is a risk that assets or arrangements that we conclude are not securities prior to acquisition could be deemed to be securities by the SEC or another authority for purposes of the 1940 Act, which would increase the percentage of securities held by us for 1940 Act purposes. The SEC has requested information from a number of participants in the digital assets ecosystem, regarding the potential application of the 1940 Act to their businesses. For example, in an action unrelated to the Company, in February 2022, the SEC issued a cease-and-desist order under the 1940 Act to BlockFi Lending LLC, in which the SEC alleged that BlockFi was operating as an unregistered investment company because it issued securities and also held more than 40% of its total assets, excluding cash, in investment securities, including the loans of digital assets made by BlockFi to institutional borrowers.

If we were deemed to be an investment company, Rule 3a-2 under the 1940 Act is a safe harbor that provides a one-year grace period for transient investment companies that have a bona fide intent to be engaged primarily, as soon as is reasonably possible (in any event by the termination of such one-year period), in a business other than that of investing, reinvesting, owning, holding, or trading in securities, with such intent evidenced by the company’s business activities and an appropriate resolution of its board of directors. The grace period is available not more than once every three years and runs from the earlier of (i) the date on which the issuer owns securities and/or cash having a value exceeding 50% of the issuer’s total assets on either a consolidated or unconsolidated basis or (ii) the date on which the issuer owns or proposes to acquire investment securities having a value exceeding 40% of the value of such issuer’s total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. Accordingly, the grace period may not be available at the time that we seek to rely on Rule 3a-2; however, Rule 3a-2 is a safe harbor and we may rely on any exemption or exclusion from investment company status available to us under the 1940 Act at any given time. Furthermore, reliance on Rule 3a-2, Section 3(a)(1)(C), or Rule 3a-1 could require us to take actions to dispose of securities, limit our ability to make certain investments or enter into joint ventures, or otherwise limit or change our service offerings and operations. If we were to be deemed an investment company in the future, restrictions imposed by the 1940 Act—including limitations on our ability to issue different classes of stock and equity compensation to directors, officers, and employees and restrictions on management, operations, and transactions with affiliated persons—likely would make it impractical for us to continue our business as contemplated, and could have a material adverse effect on our business, results of operations, financial condition, and prospects.

We may be subject to regulatory developments related to crypto assets and crypto asset markets, which could adversely affect our business, financial condition, and results of operations.

As digital assets are relatively novel and the application of state and federal securities laws and other laws and regulations to digital assets is unclear in certain respects, it is possible that regulators in the United States or foreign countries may interpret or apply existing laws and regulations in a manner that adversely affects the price any digital assets we may hold in the future. The U.S. federal government, states, regulatory agencies, and foreign countries may also enact new laws and regulations, or pursue regulatory, legislative, enforcement or judicial actions, that could materially impact the price of any digital assets we acquire in the future or the ability of individuals or institutions to own or transfer digital assets.

If any digital asset we acquire is determined to constitute a security for purposes of the federal securities laws, the additional regulatory restrictions imposed by such a determination could adversely affect the market price of such digital security and in turn adversely affect the market price of our common stock. Moreover, the risks of us engaging in a cryptocurrency treasury strategy have created, and could continue to create complications due to the lack of experience that third parties have with companies engaging in such a strategy, such as increased costs of director and officer liability insurance or the potential inability to obtain such coverage on acceptable terms in the future.

Cryptocurrency assets are less liquid than our existing cash and cash equivalents and may not be able to serve as a source of liquidity for us to the same extent as cash and cash equivalents.

Historically, the crypto markets have been characterized by: significant volatility in price, limited liquidity and trading volumes compared to sovereign currencies markets; relative anonymity; a developing regulatory landscape; potential susceptibility to market abuse and manipulation; compliance and internal control failures at exchanges; and various other risks inherent in its entirely electronic, virtual form and decentralized network. During times of market instability, we may not be able to sell any digital assets we hold at favorable prices or at all. Further, any digital assets which we hold with our custodians will not enjoy the same protections as are available to cash or securities deposited with or transacted by institutions subject to regulation by the Federal Deposit Insurance Corporation or the Securities Investor Protection Corporation. If we are unable to sell any digital assets we hold, enter into additional capital raising transactions using any digital assets we hold as collateral, or otherwise generate funds using any digital assets we hold, or if we are forced to sell any digital assets we hold at a significant loss, in order to meet our working capital requirements, our business and financial condition could be negatively impacted.

We are not subject to legal and regulatory obligations that apply to investment companies such as mutual funds and exchange-traded funds, or to obligations applicable to investment advisers.

Mutual funds, exchange-traded funds and their directors and management are subject to extensive regulation as “investment companies” and “investment advisers” under U.S. federal and state law; this regulation is intended for the benefit and protection of investors. We are not subject to, and do not otherwise voluntarily comply with, these laws and regulations. This means, among other things, that the execution of or changes to our Treasury Reserve Policy or our cryptocurrency strategy, our use of leverage, the manner in which our cryptocurrency assets are custodied, our ability to engage in transactions with affiliated parties and our operating and investment activities generally are not subject to the extensive legal and regulatory requirements and prohibitions that apply to investment companies and investment advisers. Consequently, our board of directors has broad discretion over the investment, leverage and cash management policies it authorizes, in respect of any activities we may pursue, and has the power to change our current policies, including our strategy of acquiring and holding digital assets.

If we or our third-party service providers experience a security breach or cyberattack and unauthorized parties obtain access to any of our acquired digital assets, or if our private keys are lost or destroyed, or other similar circumstances or events occur, we may lose some or all of our digital assets and our financial condition and results of operations could be materially adversely affected.

We expect that any digital asset we own will be held in custody accounts at U.S.-based institutional-grade digital asset custodians. Security breaches and cyberattacks are of particular concern with respect to digital assets. Cryptocurrencies and the entities that provide services to participants in such ecosystem have been, and may in the future be, subject to security breaches, cyberattacks, or other malicious activities. For example, in October 2021 it was reported that hackers exploited a flaw in the account recovery process and stole from the accounts of at least 6,000 customers of the Coinbase exchange, although the flaw was subsequently fixed and Coinbase reimbursed affected customers. Similarly, in November 2022, hackers exploited weaknesses in the security architecture of the FTX Trading digital asset exchange and reportedly stole over $400 million in digital assets from customers. A successful security breach or cyberattack could result in:

●	a partial or total loss of our digital assets in a manner that may not be covered by insurance or the liability provisions of the custody agreements with the custodians who hold our Solana;

●	harm to our reputation and brand;

●	improper disclosure of data and violations of applicable data privacy and other laws; or

●	significant regulatory scrutiny, investigations, fines, penalties, and other legal, regulatory, contractual and financial exposure.

Further, any actual or perceived data security breach or cybersecurity attack directed at other companies with digital assets or companies that operate digital asset networks, regardless of whether we are directly impacted, could lead to a general loss of confidence in the broader cryptocurrency ecosystem, which could negatively impact us.

Attacks upon systems across a variety of industries, including cryptocurrency industries, are increasing in frequency, persistence, and sophistication, and, in many cases, are being conducted by sophisticated, well-funded and organized groups and individuals, including state actors. The techniques used to obtain unauthorized, improper or illegal access to systems and information (including personal data and digital assets), disable or degrade services, or sabotage systems are constantly evolving, may be difficult to detect quickly, and often are not recognized or detected until after they have been launched against a target. These attacks may occur on our systems or those of our third-party service providers or partners. We may experience breaches of our security measures due to human error, malfeasance, insider threats, system errors or vulnerabilities or other irregularities. In particular, we expect that unauthorized parties will attempt to gain access to our systems and facilities, as well as those of our partners and third-party service providers, through various means, such as hacking, social engineering, phishing and fraud. Threats can come from a variety of sources, including criminal hackers, hacktivists, state-sponsored intrusions, industrial espionage, and insiders. In addition, certain types of attacks could harm us even if our systems are left undisturbed. For example, certain threats are designed to remain dormant or undetectable, sometimes for extended periods of time, or until launched against a target and we may not be able to implement adequate preventative measures. Further, there has been an increase in such activities due to the increase in work-from-home arrangements. The risk of cyberattacks could also be increased by cyberwarfare in connection with the ongoing Russia-Ukraine and Israel-Hamas conflicts, or other future conflicts, including potential proliferation of malware into systems unrelated to such conflicts. Any future breach of our operations or those of others in the cryptocurrency industry, including third-party services on which we rely, could materially and adversely affect our financial condition and results of operations.

We have limited history in generating staking revenues from digital assets, which could adversely affect our business, financial condition and operating results.

Until recently, our business focus was in the biopharmaceutical industry with a focus is on developing targeted immunotherapies for cancer.

We have recently shifted the focus of our operations to include a treasury policy under which our resources will be allocated to digital assets.

We have a limited operating history with the current scale of our business, which makes it difficult to forecast our prospects and future results of operations. You should take into account the risks and uncertainties frequently encountered by companies in rapidly evolving markets. If our assumptions regarding the risks and uncertainties of the cryptocurrency market, which we use to plan our business, are incorrect or change, or if we do not address these risks successfully, our business would be harmed.

Competition from other companies staking and utilizing digital assets in their treasury plans.

We expect to contend with other companies also focused on developing digital asset staking operations. Market participants with sufficient knowledge and capital has the ability acquire tokens on the open market and start staking, which would increase competition.

We may fail to develop and execute successful investment or trading strategies.

The success of our investment and trading activities will depend on the ability of our investment team to identify overvalued and undervalued investment opportunities and to exploit price discrepancies. This process involves a high degree of uncertainty. No assurance can be given that we will be able to identify suitable or profitable investment opportunities in which to deploy our capital. The success of any trading activities will depend on our ability to remain competitive with other over-the-counter traders and liquidity providers. Competition in trading is based on price, offerings, level of service, technology, relationships and market intelligence. The success of investment activities depends on our ability to source deals and obtain favorable terms. Competition in investment activities is based on relationships. The barrier to entry in each of these businesses is very low and competitors can easily and will likely provide similar services in the near future. The success of our venture investments and trading business could suffer if we are not able to remain competitive.

We may make, or otherwise be subject to, trade errors.

Errors may occur with respect to any trades executed on our behalf. Trade errors can result from a variety of situations, including, for example, when the wrong investment is purchased or sold or when the wrong quantity is purchased or sold. Trade errors frequently result in losses, which could be material. To the extent that an error is caused by a third party, we may seek to recover any losses associated with the error, although there may be contractual limitations on any third party’s liability with respect to such error.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Recent sales of unregistered securities

On August 12, 2025, we issued 33,895 shares of common stock having a value of $72,763 (based on $2.147 price calculated by using 120% of the dollar value weighted average price of our common stock on the New York Stock Exchange American for the thirty (30) trading days immediately preceding the date of the purchase payment) to a service provider under a master services agreement in consideration of services rendered. We did not receive any cash proceeds from this issuance. The issuance was exempt under Section 4(a)(2) of the Securities Act of 1993, as amended.

On September 8, 2025, we issued 7,447 shares of common stock having a value of $14,550 (based on $1.954 price calculated by using 120% of the dollar value weighted average price of our common stock on the New York Stock Exchange American for the thirty (30) trading days immediately preceding the date of the purchase payment) to a service provider under a master services agreement in consideration of services rendered. We did not receive any cash proceeds from this issuance. The issuance was exempt under Section 4(a)(2) of the Securities Act of 1993, as amended.

On September 19, 2025, we renewed a Service Agreement with IRTH Communications LLC (“IRTH”) pursuant to which IRTH will continue to provide investor relations, communications and consulting services. In consideration of IRTH’s undertaking of the services agreement and provision of services thereunder, we agreed to issue IRTH shares of our common stock having a value of $100,000 with the number of shares (“the shares”) determined by dividing $100,000 by the Company’s closing price on the date of the renewal of the agreement or 64,516 shares based on the $1.55 closing price of our common stock on September 19, 2025. We did not receive any cash proceeds from this issuance. The shares issued are based on the exemption from the registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended.

On October 8, 2025, we issued 7,348 shares of common stock having a value of $14,550 (based on $1.954 price calculated by using 120% of the dollar value weighted average price of our common stock on the New York Stock Exchange American for the thirty (30) trading days immediately preceding the date of the purchase payment) to a service provider under a master services agreement in consideration of services rendered. We did not receive any cash proceeds from this issuance. The issuance was exempt from registration under Section 4(a)(2) of the Securities Act of 1993, as amended.

On November 5, 2025, the Company issued a warrant to purchase 11,475 shares of common stock at an exercise price of $1.525 to H.C. Wainwright & Co., LLC for services rendered under its engagement agreement. We did not receive any cash proceeds from this issuance. The issuance was exempt from registration under Section 4(a)(2) of the Securities Act of 1993, as amended.

(b) Purchases of equity securities by the issuer and affiliated purchasers.

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

10b5-1 Trading Plans

During the fiscal quarter ended September 30, 2025, no Section 16 director or officer adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” (as defined in Item 408 of Regulation S-K of the Exchange Act).

There were no “non-Rule 10b5-1 trading arrangements” (as defined in Item 408 of Regulation S-K of the Exchange Act) adopted, modified or terminated during the fiscal quarter ended September 30, 2025 by our directors and Section 16 officers.

Item 6. Exhibits.

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of MAIA Biotechnology, Inc., filed as Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 1, 2022 and incorporated herein by reference.
3.2	Amended and Restated Bylaws of MAIA Biotechnology, Inc., filed as Exhibit 3.2 to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 1, 2022 and incorporated herein by reference.
3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation of MAIA Biotechnology, Inc., filed as Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 23, 2025 and incorporated herein by reference.
4.1	Form of Investor Warrant, filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 30, 2025 and incorporated by reference.
4.2	Form of Director Warrant, filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 30, 2025 and incorporated by reference.
10.1	Form of Inducement Letter, incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 18, 2025 and incorporated herein by reference.
10.2	Form of Securities Purchase Agreement, incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 30, 2025 and incorporated herein by reference.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (the cover page from the registrant’s quarterly report on Form 10-Q for the quarter ended September 30, 2025 is formatted in Inline XBRL).

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAIA BIOTECHNOLOGY INC.

Date: November 7, 2025	By:	/s/ Vlad Vitoc
Vlad Vitoc
Chief Executive Officer
(Principal Executive Officer)

Date: November 7, 2025	By:	/s/ Jeffrey C. Himmelreich
Jeffrey C. Himmelreich
Head of Finance
(Principal Financial and Accounting Officer)

