Form 10-Q
period 2026-03-31
MAIA Biotechnology, Inc.
filed 2026-05-11
CIK 1878313

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of May 11, 2026, the registrant had 60,800,758 shares of common stock, $0.0001 par value per share, outstanding.

i

CAUTIONARY NOTICE ABOUT FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements, which are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). This Report contains a number of forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that reflect management’s current views and expectations with respect to our business, strategies, products, future results and events, and financial performance. All statements other than statements of historical facts contained in this report, including statements regarding our future results of operations and financial position, business strategy, product candidates, planned preclinical studies and clinical trials, research and development costs, regulatory approvals, timing and likelihood of success, as well as plans and objectives of management for future operations, are forward-looking statements. In some cases, forward-looking statements may be identified by words such as “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “could,” “would,” “expect,” “objective,” “plan,” “potential,” “seek,” “grow,” “target,” “if,”, variations of such words, the negative of these terms and similar expressions intended to identify forward-looking statements. Our actual results may differ materially from those currently anticipated and expressed in such forward-looking statements as a result of a number of factors, including those which we discuss under “Risk Factors,” elsewhere in this Quarterly Report on Form 10-Q and in our other filings with the Securities and Exchange Commission (the “SEC”).

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

For a discussion of some of the factors that may affect our business, results and prospects, see “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the Securities and Exchange Commission (“SEC”) on March 23, 2025 and in our other reports we file with the SEC, including our Quarterly Reports on Form 10-Q and Current Reports on Form 8-K. Readers are also urged to carefully review and consider the various disclosures made by us in this Report and in our other reports we file with the SEC, including our Quarterly Reports on Forms 10-Q and Current Reports on Form 8-K, and those described from time to time in our press releases and other communications, which attempt to advise interested parties of the risks and factors that may affect our business, prospects and results of operations.

Unless the context indicates or otherwise requires, “the Company,” “our Company,” “we,” “us,” and “our” refer to MAIA Biotechnology, Inc., a Delaware corporation, and its consolidated subsidiaries.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

MAIA Biotechnology, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	March 31, 2026	December 31, 2025
	(Unaudited)
ASSETS
Current assets:
Cash	$34,413,110	$8,658,031
Prepaid expenses and other current assets	902,017	1,043,825
Total current assets	35,315,127	9,701,856
Other assets	7,518	2,800
Total assets	$35,322,645	$9,704,656
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,983,058	$2,038,803
Accrued expenses	3,339,379	3,797,595
Total current liabilities	6,322,437	5,836,398
Long term liabilities:
Warrant liability	1,237,440	1,492,395
Total liabilities	7,559,877	7,328,793
Commitments and contingencies (Note 7)
Stockholders’ equity (deficit)
Preferred stock, $0.0001 par value, 30,000,000 shares authorized at March 31, 2026 and December 31, 2025, 0 shares issued and outstanding	—	—
Common stock, $0.0001 par value, 150,000,000 shares authorized at March 31, 2026 and at December 31, 2025, respectively, 60,671,491 and 38,624,289 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	6,068	3,863
Additional paid-in capital	143,797,024	112,053,233
Accumulated deficit	(116,000,657)	(109,631,005)
Accumulated other comprehensive loss	(39,667)	(50,228)
Total stockholders’ equity	27,762,768	2,375,863
Total liabilities and stockholders’ equity	$35,322,645	$9,704,656

See the accompanying notes to the unaudited condensed consolidated financial statements.

MAIA Biotechnology, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,
	2026	2025
Operating expenses:
Research and development expenses	$3,525,097	$3,197,532
General and administrative expenses	3,424,832	2,227,899
Total operating expenses	6,949,929	5,425,431
Loss from operations	(6,949,929)	(5,425,431)
Other income (expense):
Interest income	111,757	82,183
Grant income	213,565	—
Change in fair value of warrant liability	254,955	825,989
Other income (expense) net:	580,277	908,172
Net loss	$(6,369,652)	$(4,517,259)
Net loss per share:
Basic and diluted	$(0.14)	$(0.16)
Weighted average common shares outstanding basic and diluted	45,212,103	27,696,550

See the accompanying notes to the unaudited condensed consolidated financial statements.

3

MAIA Biotechnology, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

	Three Months Ended March 31,
	2026	2025
Net loss	$(6,369,652)	$(4,517,259)
Foreign currency translation adjustment	10,561	(7,540)
Comprehensive loss	$(6,359,091)	$(4,524,799)

See the accompanying notes to the unaudited condensed consolidated financial statements.

MAIA Biotechnology, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

For the Three Months Ended
March 31, 2026
	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance at December 31, 2025	—	$—	38,624,289	$3,863	$112,053,233	$(109,631,005)	$(50,228)	$2,375,863
Exercise of stock options	—	—	21,479	2	38,547	—	—	38,549
Stock-based compensation expense	—	—	—	—	650,024	—	—	650,024
Issuance of restricted stock	—	—	19,848	2	43,649	—	—	43,651
Issuance of common shares in connection with the confidentially marketed public offering, net of $1,995,041 of issuance costs	—	—	22,005,875	2,201	31,011,571	—	—	31,013,772
Foreign currency translation adjustment	—	—	—	—	—	—	10,561	10,561
Net loss	—	—	—	—	—	(6,369,652)	—	(6,369,652)
Balance at March 31, 2026	—	$—	60,671,491	$6,068	$143,797,024	$(116,000,657)	$(39,667)	$27,762,768

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

MAIA Biotechnology, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2026	2025

Cash flows from operating activities:
Net loss	$(6,369,652)	$(4,517,259)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	650,024	371,472
Restricted stock issued for consulting expense	43,651	—
Change in fair value of warrant liability	(254,955)	(825,989)
Change in operating assets and liabilities:
Prepaid expenses and other current assets	137,114	(456,752)
Accounts payable	940,877	359,070
Accrued expenses	(458,387)	867,184
Net cash used in operating activities	(5,311,328)	(4,202,274)
Cash flows from financing activities:
Proceeds from exercise of stock options	38,549	844
Proceeds from private placement round 1 2025	—	2,715,000
Proceeds from private placement round 2 2025	—	1,428,949
Proceeds from confidentially marketed public offering	33,008,813	—
Proceeds from At-The-Market offering	—	1,521,091
Payment of offering transactions costs	(1,995,041)	(204,668)
Net cash provided by financing activities	31,052,321	5,461,216
Net effect of foreign currency exchange on cash	14,086	3,056
Net increase in cash	25,755,079	1,261,998
Cash at beginning of period	8,658,031	9,601,298
Cash at end of period	$34,413,110	$10,863,296
Supplemental disclosure of cash flow information:
Warrants issued in connection with private placement offering 1 2025	$—	$1,107,202
Warrants issued in connection with private placement offering 2 2025	$—	$571,566

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

Liquidity

At March 31, 2026, the Company had working capital of $28,992,690, an accumulated deficit of $116,000,657, cash of $34,413,110 and current liabilities of $6,322,437. Since its inception the Company has experienced net losses and negative cash flows from operations each fiscal year. The Company has no revenue and expects to continue to incur operating losses for the foreseeable future and may never become profitable. The Company is dependent on its ability to continue to raise equity and/or debt financing to continue operations, and the attainment of profitable operations.

Basis of Presentation and Consolidation Principles

The accompanying condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. The condensed consolidated financial statements may not include all disclosures required by GAAP; however, the Company believes that the disclosures are adequate to make the information presented not misleading. These unaudited condensed financial statements should be read in conjunction with the audited financial statements and the notes thereto for the fiscal year ended December 31, 2025, included in the Company’s Annual Report on Form 10-K filed with the SEC on March 23, 2026. The condensed consolidated balance sheet as of December 31, 2025, was derived from such audited financial statements.

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

Off-Balance Sheet Risk and Concentrations of Credit Risk

The Company has no significant off-balance sheet risks, such as foreign exchange contracts, option contracts, or other foreign hedging arrangements. Cash accounts are maintained at financial institutions that potentially subject the Company to concentrations of credit risk. As of March 31, 2026 and December 31, 2025, substantially all of the Company’s cash was deposited in accounts at two financial institutions. The Company maintains its cash deposits, which at times may exceed the federally insured limits, with a reputable financial institution, and accordingly, the Company believes such funds are subject to minimal credit risk.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with maturities of three months or less to be cash equivalents. As of March 31, 2026, and December 31, 2025, the Company had no cash equivalents.

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

Fair value measurements discussed herein are based upon certain market assumptions and pertinent information available to management as of and during the three months ended March 31, 2026, and as of and during the twelve months ended December 31, 2025. The carrying amount of accounts payable approximated fair value, as they are short term in nature. The fair value of warrants issued for services is estimated based on the Black-Scholes-Merton model during the three months ended March 31, 2026. The estimated fair value of warrants issued to underwriters represented Level 3 measurements.

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

In July 2025, the One Big Beautiful Bill Act (Public Law 119-21) was enacted. The Company recognized the income tax effects of the legislation in the period of enactment in accordance with ASC 740. The legislation did not have a material impact on the Company’s consolidated financial statements for the quarter ended March 31, 2026. The Company will continue to evaluate the impact of the legislation on future periods.

Recent Accounting Standards

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

The following table summarizes the Company’s potentially dilutive securities, in common share equivalents, which have been excluded from the calculation of dilutive loss per share as their effect would be anti-dilutive:

	Three Months Ended March 31,
	2026	2025
Shares issuable upon exercise of stock options	13,097,991	10,904,814
Shares issuable upon exercise of warrants	13,086,220	9,299,143

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

In December 2025, the FASB issued ASU 2025-10, Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities, which requires recognizing grants when compliance with conditions is probable. ASU 2025-10 is effective for fiscal years beginning after December 15, 2028 and allows for adoption on a prospective basis, with a retrospective option. Early adoption is permitted. See Note 9 – Government Grants.

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

2. RELATED PARTY TRANSACTIONS

Consulting Services and Private Placement

The consulting firm FGMK, LLC and its affiliate FGMK Business Holdings, LLC beneficially own more than 5% of the stock of the Company and are therefore related parties. The Company expensed $0 and $11,445 during the three month period ended March 31, 2026 and March 31, 2025, respectively, related to accounting, tax and valuation services provided by these parties. In addition, FGMK Business Holdings, LLC participated in the February 2025 private placement and purchased 1,350,000 shares of the Company’s Common Stock and warrants to purchase 1,350,000 shares of the Company’s Common Stock for an aggregate purchase price of approximately $2,025,000.

10b5-1 Plan

Certain of our directors and executive officers previously adopted written plans, known as Rule 10b5-1 plans, in which they contracted with a broker to buy shares of our Common Stock on a periodic basis. Each of these plans have expired as of the date of this Quarterly Report. Our directors and executive officers may, in the future, adopt Rule 10b5-1 plans in which they contract with a broker to buy or sell shares of our Common Stock on a periodic basis. Under a Rule 10b5-1 plan, a broker executes trades pursuant to parameters established by the director or officer at the time it was entered into, without further direction from the director or officer. The director or officer may amend or terminate the plan in limited circumstances. Our directors and executive officers may also buy or sell additional shares of our Common Stock outside of a Rule 10b5-1 plan when they are not in possession of material non-public information.

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

There were no private placements in the quarter ended March 31, 2026.

3. ACCRUED EXPENSES

As of March 31, 2026 and December 31, 2025 accrued expenses consisted of the following:

	March 31,	December 31,
	2026	2025
Bonus	$1,508,892	$1,199,955
Professional fees	195,650	288,077
Research and development costs	1,309,175	2,061,497
Other	325,662	248,066
Total accrued expenses	$3,339,379	$3,797,595

4. FAIR VALUE OF FINANCIAL LIABILITIES

Derivative Liability

Financial liabilities consisting of warrant liabilities measured at fair value on a recurring basis are summarized below. The fair value of the warrant liabilities recorded are as follows:

	Fair value at March 31, 2026
	Total	Level 1	Level 2	Level 3
Liabilities:
Warrant liability	$1,237,440	$—	$—	$1,237,440
Total liabilities	$1,237,440	$—	$—	$1,237,440

	Fair value at December 31, 2025
	Total	Level 1	Level 2	Level 3
Liabilities:
Warrant liability	$1,492,395	$—	$—	$1,492,395
Total liabilities	$1,492,395	$—	$—	$1,492,395

The table below provides a summary of the changes in fair value of the warrant liabilities measured on a recurring basis using significant unobservable inputs (Level 3):

	Three Months Ended March 31,
	2026	2025
Warrant liability:
Balance, beginning of period	$1,492,395	$2,690,605
Issuance of warrants	—	—
Exercise of warrants	—	—
Amendment of warrants	—	—
Gain on fair value of warrant liability	(254,955)	(825,989)
Balance, end of period	$1,237,440	$1,864,616

5. STOCKHOLDERS’ EQUITY

Upon the closing of the Company’s July 2022 initial public offering (“IPO”), the Company’s shareholders agreement terminated pursuant to its terms. In connection with the closing of the IPO, the Company amended and restated its Amended and Restated Certificate of Incorporation (the “Amended and Restated Certificate of Incorporation”) and amended and restated its Bylaws (the “Amended and Restated Bylaws”). The Amended and Restated Certificate of Incorporation was filed with the Secretary of State of the State of Delaware on August 1, 2022, and became effective on that date, and among other things, increased the authorized number of Common Stock to 70,000,000 shares and decreased the authorized number of Preferred Stock to 30,000,000 shares. On May 22, 2025 the Company’s shareholders approved an amendment (the “Certificate of Amendment”) to the Company’s Amended and Restated Certificate of Incorporation to increase the number of authorized shares of Common Stock from 70,000,000 to 150,000,000. The Certificate of Amendment was filed with the Secretary of State of the State of Delaware on May 22, 2025, and became effective on that date, increasing the authorized number of shares of Common Stock to 150,000,000. The number of shares of Preferred Stock authorized remains 30,000,000 shares.

At-the-Market Equity Offering

On February 14, 2024, the Company entered into an At The Market Offering Agreement (the “ATM Agreement”) with H.C. Wainwright & Co., LLC (“Wainwright”), to sell shares of its Common Stock, par value $0.0001 per share, (the “Shares”) having an aggregate sales price of up to $1,445,000, from time to time, through an at-the-market offering program under which Wainwright will act as sales agent. The sales, if any, of the Shares made under the ATM Agreement will be made by any method permitted by law deemed to be an “at-the-market offering” as defined in Rule 415 promulgated under the Securities Act of 1933, as amended (the “Securities Act”). Effective March 25, 2024, the Company filed a prospectus supplement to amend, supplement and supersede certain information contained in the earlier prospectus and prospectus supplement, which increased the number of Shares the Company may offer and sell under the ATM Agreement to an aggregate offering price of up to $4,950,000, from time to time, which did not include any sales made previously under the ATM Agreement.

Effective December 23, 2024, the Company filed a prospectus supplement to amend, supplement and supersede certain information contained in the earlier prospectus and prospectus supplement, which increased the number of Shares the Company may offer and sell under the ATM Agreement to an aggregate offering price of up to $30,000,000 from time to time. Effective March 22, 2025, the Company filed a prospectus supplement to amend, supplement and supersede certain information contained in the earlier prospectus and prospectus supplement, which decreased the number of Shares the Company may offer and sell under the ATM Agreement to an aggregate offering price of up to $11,200,000 from time to time, which did not include any sales made previously under the ATM Agreement. During the quarter ended March 31, 2025, the Company sold 666,323 shares of Common Stock at an average price of approximately $2.28 per share, resulting in aggregate gross proceeds of approximately $1,521,091, for which it paid Wainwright approximately $45,633 in commissions and other issuance costs of $84,587, resulting in net proceeds to the Company of approximately $1,390,871. During the quarter ended March 31, 2026, the Company did not sell shares of Common Stock under the ATM agreement.

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

There were no private placements in the quarter ended March 31, 2026.

Confidentially Marketed Public Offering

On March 4, 2026, the Company issued and sold 20,000,000 shares of its Common Stock to certain accredited investors pursuant to a confidentially marketed public offering with Konik Capital Partners, LLC. (“Konik Capital”) at a price per share of $1.50 for which the Company received gross proceeds of approximately $30,000,000. The Company paid Konik Capital approximately $1,500,000 in commissions and other issuance costs of approximately $329,000, resulting in net proceeds to the Company of approximately $28,171,000.

On March 9, 2026, the Company issued and sold 2,005,875 shares of its Common Stock to certain accredited investors pursuant to a confidentially marketed follow-on public offering with Konik Capital at a price per share of $1.50 for which the Company received gross proceeds of approximately $3,009,000. The Company paid Konik Capital approximately $150,000 in commissions and other issuance costs of approximately $16,000, resulting in net proceeds to the Company of approximately $2,843,000.

MAIA Biotechnology, Inc. Restricted Stock Awards

During the three months ended March 31, 2026, the Company expensed $43,651 to research and development expense for research services that were performed in exchange for the grant of 19,848 restricted shares. There are no unvested restricted shares as of March 31, 2026.

During the three months ended March 31, 2025, the Company had no expense related to restricted shares of Common Stock. There are no unvested restricted shares as of March 31, 2025.

MAIA Stock Warrants

Concurrently with the closing of the IPO, the Company issued warrants to purchase an aggregate of up to 100,000 shares of its Common Stock to the representative or its designees, at an exercise price of $6.25 per share (the “Representative’s Warrants”). The Representative’s Warrants were exercisable beginning on January 23, 2023, and expire on July 27, 2027, pursuant to their terms and conditions. On August 3, 2023, concurrently with the full exercise of the representative’s over-allotment option, the Company issued additional Representative’s Warrants to purchase an aggregate of up to 15,000 shares of its Common Stock to the representative or its designees on the same terms. The Representative’s Warrants are not indexed to the Company’s own stock and therefore meet the definition of a derivative liability. The Representative’s Warrants are liability classified instruments and were initially recorded at a value of $343,735, which was determined using the Black-Scholes-Merton method using a term of five years, risk free interest rate of 2.82% and volatility of 77.5%. As of March 31, 2026 and December 31, 2025, the Company remeasured the warrant liability resulting in a value of $4,324 and $27,455 respectively. The gain on remeasurement of the warrant liability in the amount of $23,131 and $26,268 was included in other income (expense) for the three months ended March 31, 2026 and March 31, 2025 respectively.

On November 17, 2023, the Company issued warrants concurrently with the Company’s registered direct offering to purchase an aggregate of up to 2,424,243 shares of its Common Stock to the investors in the registered direct offering at an exercise price of $1.86 per share (subject to customary adjustments as set forth in the warrants). The warrants are exercisable six months following issuance and will have a term of five years from the initial exercise date. The warrants contain customary anti-dilution adjustments to the exercise price, including for share splits, share dividends, rights offerings and pro rata distributions. The warrants were not indexed to the Company’s own stock and therefore met the definition of a derivative liability. The warrants were liability classified instruments and were initially recorded at a value of $1,903,915, which was determined using the Black-Scholes-Merton method using a term of 5.38 years, risk free interest rate of 3.85% and volatility of 90.0%. During the nine months ended September 30, 2024, 909,091 warrants were exercised on various dates in cashless exercises and the investor was issued 458,726 shares of Common Stock. The Company remeasured the warrant liability of the exercised warrants at the time of the exercise resulting in a value of $2,815,970. The warrant liability for the exercised warrants was removed and equity was increased by the value of $2,815,970. As of March 31, 2026 and December 31, 2025, the warrant liability resulted in a value of $1,025,007 and $ 1,216,774, respectively. The gain on remeasurement in the amount of $191,767 and $679,548 was included in other income (expense) for the three months ended March 31, 2026 and March 31, 2025, respectively.

On November 17, 2023, concurrently with the closing of the Company’s registered direct offering, the Company issued warrants to purchase an aggregate of 169,697 shares of its Common Stock to the representative or its designees, at an exercise price of $2.06 per share. These representative’s warrants were exercisable beginning November 15, 2023, and expire on November 15, 2028, pursuant to their terms and conditions. The representative’s warrants are not indexed to the Company’s own stock and therefore meet the definition of a derivative liability. The representative’s warrants are liability classified instruments and were initially recorded at a value of $123,811, which was determined using the Black-Scholes-Merton method using a term of 4.88 years, risk free interest rate of 3.84% and volatility of 90.0%. As of March 31, 2026 and December 31, 2025, the Company remeasured the warrant liability resulting in a value of $109,239 and $130,553 respectively. The gain on remeasurement of the warrant liability in the amount of $21,314 and $65,546 was included in other income (expense) for the three months ended March 31, 2026 and March 31, 2025, respectively.

Concurrently with the closing of the Company’s private placement offering on March 28, 2024, the Company issued warrants to purchase an aggregate of up to 578,643 shares of its Common Stock to the investors in the private placement at an exercise price of $2.55 per share. The warrants are exercisable beginning on September 28, 2024, and expire on September 28, 2029. The warrants were not indexed to the Company’s own stock and therefore meet the definition of a derivative liability. The warrants were liability classified instruments when issued and were initially recorded at a value of $1,190,111, which was determined using the Black-Scholes-Merton method using a term of 5.5 years, risk free interest rate of 4.20% and volatility of 95.0 In May 2024, the Company amended the warrant agreements related to 437,031 warrants to adjust them to be indexed to the Company’s own stock, and they were therefore reclassed to equity classified instruments in a non-cash transaction. When the warrants agreements were amended, the Company remeasured the warrant liability resulting in a final warrant value of $1,011,562. The warrant liability for these 437,031 warrants was removed and equity was increased by $1,011,562 to account for the equity classification. The remaining 141,612 warrants remain liability classified instruments. As of March 31, 2026 and December 31, 2025, the Company remeasured the warrant liability, resulting in a value of $98,870 and $117,613, respectively. The gain on remeasurement of the warrant liability in the amount of $18,743 and $54,627 was included in other income (expense) for the three months ended March 31, 2026 and March 31, 2025, respectively.

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

	Warrants Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years
Balance at January 1, 2026	13,086,220	$1.92	3.13
Issued	—	—
Exercised	—	—
Expired	—	—
Balance at March 31, 2026	13,086,220	$1.92	2.89

	Warrants Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years
Balance at January 1, 2025	6,718,176	$2.37	4.56
Issued	2,580,967	3.01
Exercised	—	—
Expired	—	—
Balance at March 31, 2025	9,299,143	$2.23	4.76

The value of warrant grants is calculated using the Warrant Black Scholes calculations with the following assumptions for warrants granted during the three months ended March 31, 2026 and 2025:

	2026	2025
Risk-free interest rate	—% - —%	3.97% - 4.23%
Expected term (in years)	0.0	6.0
Expected volatility	—%	95%
Expected dividend yield	—	—

MAIA Biotechnology, Inc. Stock Option and Equity Incentive Plans

In 2018, the Company adopted the MAIA Biotechnology, Inc. 2018 Stock Option Plan (the “MAIA 2018 Plan”). MAIAs board of directors administers the MAIA 2018 Plan for the purposes of attracting, retaining, and motivating key employees, directors, and consultants of MAIA. The terms of the MAIA 2018 Plan continue to govern the 1,752,945 options outstanding under the plan as of March 31, 2026.

In 2020, the Company adopted the MAIA Biotechnology, Inc. Amended and Restated 2020 Equity Incentive Plan (the “MAIA 2020 Plan”), also administered by the board of directors. The MAIA 2020 Plan permitted awards to take the form of stock options, restricted stock and restricted stock units. The terms of the MAIA 2020 Plan continue to govern the 3,503,589 options outstanding in the plan as of March 31, 2026. There are no shares reserved for future issuance under the MAIA 2018 Plan or the MAIA 2020 Plan.

On August 1, 2022 the Company approved the MAIA Biotechnology,Inc.’s 2021 Equity Incentive Plan (“the MAIA 2021 Plan”) with 1,909,518 shares of Common Stock reserved for issuance. On May 25, 2023 the MAIA 2021 Plan was amended to include an automatic increase to the plan in the amount equal to 10% of the total number of shares of stock outstanding on a fully diluted basis on December 31 of the preceding calendar year (the “Increase Date”); provided that, the board of directors may act prior to any Increase Date to provide that there will be no increase for such year or that the increase for such year will be a lesser number of shares of stock. The amount reserved for issuance under the MAIA 2021 Plan increased by 1,956,993 based on the fully diluted shares outstanding as of December 31, 2022. The amount reserved for issuance under the MAIA 2021 Plan increased by 2,838,668 shares on January 1, 2024 based on the fully diluted shares outstanding as of December 31, 2023. The amount reserved for issuance under the MAIA 2021 Plan increased by (i) 2,250,000 shares on January 1, 2025 based on the fully diluted shares outstanding as of December 31, 2024 (and the discretion of the Company’s board of directors to authorize less than 10% of such amount) and (ii) 6,458,889 shares on January 1, 2026, based on the fully diluted shares outstanding as of December 31, 2025. As of March 31, 2026, there are 6,648,953 shares of Common Stock available for future issuance under the MAIA 2021 Plan and 7,841,457 options are outstanding under the MAIA 2021 Plan.

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

As of March 31, 2026, only stock options have been awarded pursuant to the MAIA stock option and equity incentive plans.

The following table summarizes the activity and information regarding MAIA’s outstanding and exercisable options for the three months ended March 31, 2026:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Balance at January 1, 2026	12,878,381	$2.19	6.68	-
Granted	641,089	1.49
Exercised	(21,479)	1.79
Cancelled/forfeited	(400,000)	1.44
Balance at March 31, 2026	13,097,991	$2.17	6.26	$122,238
Options exercisable at March 31, 2026	10,263,053	$2.24	5.7	$112,947

The value of option grants is calculated using the Black-Scholes-Merton option pricing model with the following assumptions for options granted during the three months ended March 31, 2026 and 2025:

	2026	2025
Risk-free interest rate	3.52% - 3.70%	4.22% - 4.43%
Expected term (in years)	5 – 5.3	5 - 6.08
Expected volatility	85%	95%
Expected dividend yield	—%	—%

The weighted-average grant date fair value of stock options issued during the three months ended March 31, 2026 and 2025 was $1.49 and $1.85, respectively. As of March 31, 2026, the total unrecognized compensation related to unvested employee and non-employee stock option awards granted was $3,105,891, which the Company expects to recognize over a weighted average period of approximately 2.17 years.

During the three months ended March 31, 2026, the Company granted performance-based stock options to a strategic advisor (the “Consultant”) under the MAIA 2021 Plan. The grant consists of 400,000 stock options, which represent the right to purchase shares of the Company’s common stock at $1.49 upon the achievement of specific performance milestones.

The stock options are divided into two tranches, each subject to the following performance conditions:

●	Tranche 1: 100,000 stock options will be vested upon completion of a new or modification of an existing supply and non-exclusive license agreement.

●	Tranche 2: 300,000 stock options will be vested upon the completion of any contractual agreement in which a third party gains license rights to the Company’s patents or intellectual property or will be vested upon the completion of a transaction in which the Company raises more than $10 million form an investor or group of investors in exchange for a royalty or equity representing more than 5% of the Company’s fully diluted shares outstanding.

The Company estimates the fair value of these awards on the date of grant. For the performance-based milestones, expense is recognized over the requisite service period only when it is deemed probable that the performance conditions will be met. As of March 31, 2026, the Company determined that the achievement of Tranche 1 and Tranche 2 milestones were not probable. Consequently, the Company did not recognize any stock-based compensation expense within General and Administrative expenses for the period.

Stock based compensation related to the Company’s stock plans are as follows:

	Three Months Ended
	March 31,
	2026	2025
General and administrative	$440,736	$198,858
Research and development	209,288	172,614
Total stock-based compensation	$650,024	$371,472

6. COMMITMENTS AND CONTINGENCIES

Legal

From time to time, the Company is involved in legal actions and claims arising in the normal course of business. Management believes there are no matters which will have a material adverse effect on the Company’s financial position, operations or cash flows.

Patent Licensing, Sponsored Research, and Patent & Technology Agreements

Ateganosine (THIO)

In November 2018 and as amended in December 2020, the Company entered into a Global Patent Licensing Agreement (“PLA”) titled “Patent and Technology License Agreement AGT. NO. L2264 – MAIA Biotechnology” with the University of Texas Southwestern (“UTSW”) to license patent families for a specific compound (“THIO”) from UTSW to MAIA (the “UTSW Agreement”). The UTSW Agreement, as amended, has a term of 20 years. The agreement requires MAIA to reimburse UTSW for agreed-upon expenses related to THIO. The UTSW Agreement requires certain payments upon assignment of the license to a third party as well as upon reaching specific milestones, ranging between $1,000,000 and $50,000,000, not to exceed a combined milestone payment total of $112,000,000. As of March 31, 2026, no assignment has occurred and none of the defined milestones have been completed and therefore no payments are due to UTSW related to the milestones. The UTSW Agreement requires MAIA to make royalty payments of: (i) 2-4% (depending on THIO reaching specified sales levels in the respective jurisdictions) on net sales up to $1,000,000,000; and (ii) 2.5-5% on net sales above $1,000,000,000.

Also in December 2020, the Company entered into a second license agreement with UTSW titled “Patent and Technology License Agreement AGT. NO. L3648 — MAIA Biotechnology” pursuant to which UTSW is licensing an additional compound to MAIA (the “UTSW2 Agreement”). The UTSW2 Agreement has a term of 20 years and requires the Company to reimburse UTSW for certain agreed-upon expenses. The UTSW2 Agreement requires certain payments upon assignment of the license to a third party as well as upon reaching specific milestones, ranging between $1,000,000 and $50,000,000, not to exceed a combined milestone payment total of $112,000,000. As of March 31, 2026, no assignment has occurred and none of the defined milestones have been completed and therefore no payments are due to UTSW related to the milestones. The UTSW2 Agreement requires MAIA to make royalty payments of: (i) 2-4% (depending on THIO reaching specified sales levels in the respective jurisdictions) on net sales up to $1,000,000,000; (ii) and 2.5-5% on net sales above $1,000,000,000.

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

Regeneron

In February 2021, the Company entered into a Drug Supply Agreement (the “Drug Supply Agreement”) with Regeneron Pharmaceuticals, Inc. (“Regeneron”) to perform one clinical trial for the treatment of patients with Non-Small Cell Lung Cancer (NSCLC) involving a Regeneron drug candidate that utilizes one of the Company’s compounds/agents. The Company is responsible for all costs of the study with Regeneron supplying their drug cemiplimab representing a cost savings for the Company, the first phase of which is expected to take approximately two years. The overall term of the agreement is for five years unless earlier terminated for certain reasons as defined in the agreement. Either party may terminate a study plan in the event that patient screening for the clinical study does not commence within 12 months after: (i) the Effective Date (as defined in the Drug Supply Agreement), with respect to the initial study; or (ii) the execution of the applicable study plan, with respect to each other study. If either party terminates a study plan, the Company shall reimburse Regeneron for the Regeneron product it received in connection with such study plan based on the actual out-of-pocket cost to Regeneron of such Regeneron product. As of March 31, 2026, neither party has terminated the agreement.

BeOne

In December 2024, the Company reached an agreement with BeOne Medicines, Ltd., (“BeOne”) to perform certain clinical trials for the treatment of patients with small cell lung cancer (SCLC), liver cancer (HCC), and colorectal cancer (CRC) involving a BeOne drug candidate that utilizes one of the Company’s compounds/agents. The Company is responsible for all costs of the study with BeOne supplying their drug tislelizumab representing a cost savings for the Company. The overall term of the agreement is for seven years unless earlier terminated for certain reasons as defined in the agreement. As of March 31, 2026, neither party has terminated the agreement.

Roche

In June 2025, the Company reached an agreement with F. Hoffman-La Roche Ltd, (“Roche”) to perform certain clinical trials for the treatment of patients with hard-to-treat cancers involving Roche’s checkpoint inhibitor, atezolizumab (Tecentriq®). The Company is responsible for all costs of the study with Roche supplying their drug atezolizumab representing a cost savings for the Company. The overall term of the agreement is for five years unless earlier terminated for certain reasons as defined in the agreement. As of March 31, 2026, neither party has terminated the agreement.

7. INCOME TAXES

The Company provides for income taxes using the asset and liability approach. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect when these differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The issuance of shares in connection with the Company’s IPO, as well as prior share issuances, may result in limitations on the utilization of the Company’s net operating loss carryforwards under IRC section 382. As of March 31, 2026, and December 31, 2025, the Company had a full valuation allowance against its deferred tax assets.

No provision or benefit for U.S. federal, state, or Australian income taxes has been recorded for the three months ended March 31, 2026 and 2025, mainly due to net losses incurred by the Company. A provision of $339 and zero for Romanian income tax was recorded for the three months ended March 31, 2026 and 2025.

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

During the quarter ended March 31, 2026, the Company operated under one active NIH Small Business Innovation Research (SBIR) awards (Award #1R44CA309843-01). These grants are cost-reimbursable, meaning the Company is entitled to payment only after incurring allowable costs as defined by the NIH Grants Policy Statement. As of March 31, 2026, the Company has recognized a receivable of approximately $0.2 million for qualified R&D expenditures that have been incurred but not yet reimbursed by the NIH.

NIH grants are subject to audit and retrospective adjustment by the granting agency to ensure compliance. While the Company believes it has complied with all material terms of the grant agreements, any costs found to be unallowable upon audit could be subject to repayment. As of March 31, 2026, no such repayment is deemed probable.

10. SUBSEQUENT EVENTS

Issuance of Options

From April 1 to May 11, 2026, the Company issued 1,488,082 options at a weighted exercise price of $1.28 to employees and consultants.

Issuance of Stock

On April 10, 2026, the Company issued 7,951 restricted shares of Common Stock having a value of $14,550 (based on the $1.83 price calculated by using 120% of the dollar value weighted average price of our common stock on the New York Stock Exchange for the thirty (30) trading days immediately preceding the date of the purchase payment) to a service provide under a master services agreement in consideration of services rendered. The issuance was exempt under Section 4(a)(2) of the securities Act of 1933, as amended.

On April 10, 2026, the Company issued 15,492 restricted shares of Common Stock having a value of $19,830 based on the stock price of $1.28 on the date of the grant to a related party, FGMK Business Holdings, LLC, in payment for their accounting, tax and valuation services rendered.

On April 10, 2026, the Company issued 105,824 restricted shares of Common Stock having a value of $135,456 based on the stock price of $1.28 on the date of the grant to a service provider in consideration of research and development services rendered.

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

Overview

We are a clinical-stage biopharmaceutical company developing targeted immunotherapies for cancer. Ateganosine (also known as THIO, 6-thio-dG or 6-thio-2 ‘-deoxyguanosine), our lead asset, is an investigational dual mechanism of action drug candidate incorporating telomere targeting and immunogenicity. Our initial disease target is lung cancer, a serious medical condition with an incidence of over 235,000 new cases in the US in 2024, representing 12% of all cancers, and over 125,000 deaths, or 20% of all cancers. Worldwide, lung cancer incidence is over 2,200,000 per year (ranking second only after breast cancer), and mortality over 1,800,000 (ranking first). Specifically, we are targeting Non-Small Cell Lung Cancer (“NSCLC”), which represents 85% of all lung cancers. In July 2022, the first patient was administered with ateganosine in our Phase 2 human trial (THIO-101) in Australia. In December 2022, regulatory authorities in three European countries, Hungary, Poland, and Bulgaria, approved the implementation of THIO-101, Phase 2 clinical trial evaluating ateganosine in patients with NSCLC. Patients with advanced NSCLC will be treated first with ateganosine followed a few days later by the immune checkpoint inhibitor Libtayo® (cemiplimab), manufactured and commercialized by Regeneron. Cemiplimab is a fully human monoclonal antibody targeting the immune checkpoint receptor PD-1 on T-cells. Cemiplimab has been approved in the United States and the rest of the world for multiple cancer indications, including NSCLC. In February 2021, we signed a clinical supply agreement with Regeneron to receive cemiplimab at no cost, which represents a significant cost-savings for the study. In return, we have granted Regeneron exclusive development rights in combination with PD-1 inhibitors for NSCLC for the study period. Based on the clinical data generated by our THIO-101 trial, we plan to seek filing for an accelerated approval of ateganosine in the United States for the treatment of patients with advanced NSCLC in 2026, but even if granted, accelerated approval status does not guarantee an accelerated review or marketing approval by the Food and Drug Administration (FDA). We initiated a Phase 3 pivotal trial in 2025, named THIO-104, to evaluate the efficacy of ateganosine administered in sequence with a checkpoint inhibitor (CPI) in third-line NSCLC patients who are resistant to checkpoint inhibitors and chemotherapy which could lead filing for early full commercial approval in 2027 and final analysis could lead to filing for full commercial approval in 2028. The multicenter, open-label, pivotal Phase 3 trial is designed to provide a direct comparison to chemotherapy in a 1:1 randomization of up to 300 patients. In addition, the originally planned Phase 2 clinical trial in multiple tumor indications (THIO-102) is now divided into different trials for one tumor indication each: hepatocellular carcinoma (HCC), colorectal cancer (CRC) and small cell lung cancer (SCLC). In December 2024, we entered into a clinical supply agreement with global oncology company BeOne Medicines to assess the efficacy of ateganosine in combination with BeOne’s immune checkpoint inhibitor (CPI) tislelizumab in three cancer indications across different trials to study the drug combination in HCC, SCLC and CRC. Phase 2 clinical trials in HCC, CRC and SCLC are planned to be initiated in 2026, evaluating treatment with ateganosine administered in sequence with BeOne’s immune checkpoint inhibitor, tislelizumab. In June 2025, MAIA announced its entry into a clinical master supply agreement with Roche for future studies investigating the combination of ateganosine sequenced with Roche’s checkpoint inhibitor (CPI), atezolizumab (Tecentriq®), for the treatment of multiple cancers indications. Clinical trials with other solid tumors (ST), such as breast, prostate, gastric, pancreatic and ovarian, may still be considered for potential future trials.

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

We accomplished the key milestones set forth below in the three months ended March 31, 2026 and the second quarter of 2026: Please note that on March 18, 2025, the company announced “ateganosine” as the nonproprietary (generic) name for THIO, and its intent to use the generic name to support clear communication, while keeping the name THIO in the Company’s clinical trial designations (THIO-101, THIO-102, THIO-104).

●	On January 20, 2026, we provided a corporate update on 2025 achievements and highlighted key targeted milestones and growth catalysts for 2026. The targeted milestones include: (i) initial measures of efficacy from Phase 3 study, with interim disease control rates (DCR), overall response rates (ORR) and progression free survival (PFS) analysis of ateganosine compared to the control arm will support regulatory discussions; (ii) expected conclusion of Part C of Phase 2 study, which will provide additional clinical efficacy data to support regulatory review for commercial approval; (iii) Plan to engage in regulatory interactions with the FDA to expand ongoing FDA dialogue under the Fast Track designation, including discussions around trial enhancements and prospects for Accelerated Approval and Priority Review; (iv) clinical development of second-generation molecules planned to start in Phase 1 trials, with additional small molecules fully developed in-house with better expected efficacy compared to ateganosine.
●	On March 4, 2026, we issued and sold 20,000,000 shares of our common stock in confidentially marketed public offering at a price of $1.50 per share for aggregate gross proceeds of $30 million, prior to deducting underwriting discounts and other offering expenses. In addition, on March 9, 2026, the Company closed on the partial exercise of underwriter over-allotment option for the above referenced offering for an additional 2,005,875 shares of common stock at the offering price of $1.50 per share resulting in additional gross proceeds of approximately $3 million. After giving effect to the partial exercise of the over-allotment option, the total number of shares sold by Company in the offering increased to 22,005,875 and gross proceeds increased to approximately $33 million.
●	On March 31, 2026, we announced overall survival (OS) beyond two years for eight patients treated with ateganosine sequenced with cemiplimab in Parts A and B of its ongoing Phase 2 THIO-101 clinical trial in non-small cell lung cancer (NSCLC). The patients did not receive subsequent lines of therapy. The highlights were presented in a poster on March 27, 2026, at the European Lung Cancer Congress 2026 (ELCC), in Copenhagen, Denmark.
●	On April 8, 2026, we announced that net proceeds from the $33 million confidentially marketed public offering of common stock in March 2026 are expected to fully fund the Company’s ongoing pivotal Phase 3 clinical trial of its lead investigational therapy, ateganosine, as a treatment for non-small cell lung cancer (NSCLC).
●	On April 16, 2026, we announced the activation the first U.S. clinical site in its Phase 2 THIO-101 expansion trial of its lead investigational therapy as a third-line (3L) treatment for non-small cell lung cancer (NSCLC). The trial’s expansion into the U.S. marks a key milestone for MAIA, which is expected to open a significantly larger patient pool for evaluation of ateganosine, a novel dual mechanism of action drug candidate incorporating telomere targeting and immunogenicity. In addition to the first location, Summit Medical Group in New Jersey, MAIA intends to open four additional sites in U.S. in 2026. The trial is ongoing in Europe and Asia with 44 active sites in 6 countries.
●	In addition to NSCLC, HCC, SCLC and CRC we plan to conduct clinical trials evaluating ateganosine in sequential combination with an immune checkpoint inhibitor in several other cancer indications, including solid tumors, such as breast, prostate, gastric, pancreatic and ovarian cancers.

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

Results of Operations for the Three Months Ended March 31, 2026 and 2025

Comparison of Three Months ended March 31, 2026 and 2025

	Three Months Ended March 31,		Change
	2026	2025	Dollars	Percentage
Operating expenses:
Research and development expenses	$3,525,097	$3,197,532	$327,565	10%
General and administrative expenses	3,424,832	2,227,899	1,196,933	54%
Total operating costs and expenses	6,949,929	5,425,431	1,524,498	28%
Loss from operations	(6,949,929)	(5,425,431)	(1,524,498)	28%
Other (expense) income:
Interest income	111,757	82,183	29,574	36%
Grant income	213,565	—	213,565	—%
Change in fair value of warrant liability	254,955	825,989	(571,034)	(69)%

Other income (expense) net	580,277	908,172	(327,895)	(36)%

Net loss	$(6,369,652)	$(4,517,259)	$(1,852,393)	41%

Operating Costs and Expenses

Research and development expenses

Research and development expenses increased by approximately $327,000 (or approximately 10%), from approximately $3,198,000 for the three months ended March 31, 2025, compared to approximately $3,525,000 for the three months ended March 31, 2026. The increase was primarily related to an increase in scientific research and clinical research of approximately $53,000, an increase in stock-based compensation cost of approximately $36,000, an increase in payroll expense of approximately $229,000, an increase in professional fees of approximately $3,000, and an increase in other expenses of $6,000.

General and administrative expenses

General and administrative expenses increased by approximately $1,197,000 (or approximately 54%) from approximately $2,228,000 for the three months ended March 31, 2025, compared to approximately $3,425,000 for the three months ended March 31, 2026. The increase was primarily related to an increase in professional fees of approximately $298,000, an increase in stock-based compensation of approximately $242,000, an increase in payroll of approximately $630,000, and an increase in other expenses of approximately $27,000.

Other income (expense), net

Other income (expense), net decreased by approximately $328,000 (or approximately 36%) from other income, net of approximately $908,000 for the three months ended March 31, 2025, compared to other income, net of approximately $580,000 for the three months ended March 31, 2026. The decrease was primarily related to the change in the fair value of the warrant liability of approximately $571,000 offset by an increase in grant income of $213,000, and a net increase of interest income of approximately $30,000.

Liquidity and Capital Resources

Sales of Common Stock

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

From January 1, 2025 through March 31, 2025, we sold 666,323 shares of Common Stock through Wainwright under the ATM Agreement at an average price of approximately $2.28 per share, resulting in aggregate gross proceeds of approximately $1,521,091, for which we paid Wainwright approximately $45,633 in commissions and other issuance costs of $84,587, resulting in net proceeds to us of approximately $1,390,871. During the quarter ended March 31, 2026, the Company did not sell shares of Common Stock under the ATM agreement.

On March 4, 2026, the Company issued and sold 20,000,000 shares of its Common Stock to certain accredited investors pursuant to a confidentially marketed public offering with Konik Capital Partners, LLC. (“Konik Capital”) at a price per share of $1.50 for which the Company received gross proceeds of approximately $30,000,000. The Company paid Konik Capital approximately $1,500,000 in commissions and other issuance costs of approximately $329,000, resulting in net proceeds to the Company of approximately $28,171,000.

On March 9, 2026, the Company issued and sold 2,005,875 shares of its Common Stock to certain accredited investors pursuant to a confidentially marketed follow-on public offering with Konik Capital at a price per share of $1.50 for which the Company received gross proceeds of approximately $3,009,000. The Company paid Konik Capital approximately $150,000 in commissions and other issuance costs of approximately $16,000, resulting in net proceeds to the Company of approximately $2,843,000.

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

Cash Flows

Cash Flows for the three Months ended March 31, 2026 and 2025

	Three Months Ended March 31,
	2026	2025
Net cash flows used in operating activities	$(5,311,328)	$(4,202,274)
Net cash flows provided by financing activities	31,052,321	5,461,216
Effect of foreign currency exchange rate changes on cash	14,086	3,056
Net increase in cash	$25,755,079	$1,261,998

Operating Activities

For the three months ended March 31, 2026, net cash used in operating activities was approximately $5,311,000, which consisted of a consolidated net loss of approximately $6,370,000 offset by non-cash charges of approximately $650,000 in stock-based compensation, approximately $44,000 of non-cash expense to issue stock to vendors, and the decrease in the remeasurement of the warrant liability of approximately $255,000. Total changes in operating assets and liabilities of approximately $620,000 were driven by an approximate $1,078,000 net increase in accounts payable and prepaid expenses and other current assets, offset by an approximate $458,000 decrease in accrued expense.

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

For the three months ended March 31, 2026, the effect of foreign currency exchange rate changes on cash increased the cash balance as of March 31, 2026 by approximately $14,000 versus an increase of approximately $3,000 for the three months ended March 31, 2025.

Investing Activities

For the three months ended March 31, 2026 and 2025, we did not have any cash provided by or used in investing activities.

Financing Activities

Net cash provided by financing activities was approximately $31,052,000 and $5,461,000 for the three months ended March 31, 2026 and 2025, respectively. Total net cash provided by financing activities for the three months ended March 31, 2026 consisted primarily of approximately $33,009,000 gross proceeds from public offerings, proceeds from the exercise of stock options of approximately $38,000, and were offset by an approximate $1,995,000 of offering costs.

Net cash provided by financing activities for the three months ended March 31, 2025 consisted primarily of approximately $4,144,000 gross proceeds from private placement offerings, proceeds from the at-the-market offering of approximately $1,521,000, net proceeds from the exercise of stock options of $1,000, and were offset by an approximate $205,000 of offering costs.

Digital Asset Treasury Plan (DATP)

On October 6, 2025, our Board of Directors formally adopted a Digital Asset Treasury Plan. This plan permits the Company to allocate up to 90% of its corporate treasury reserves to acquire and hold Bitcoin, Ether, and USD Coin as a long-term store of value. As of the date of this Quarterly Report on Form 10-Q, the Company has not yet executed any purchases of Digital Assets under this plan. Due to cryptocurrency volatility, the Company’s digital asset strategy is currently on hold. As of the date of this report, the Company holds no digital assets.

Critical Accounting Policies and Significant Judgments and Estimates

Our condensed consolidated financial statements are prepared in accordance with GAAP. These accounting principles require us to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements. We believe that the estimates, judgments and assumptions are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made. To the extent there are material differences between these estimates, judgments or assumptions and actual results, our financial statements will be affected. For a discussion of our critical accounting estimates, please read Part II, Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on March 23, 2026. There have been no material changes to the critical accounting estimates previously disclosed in such report.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision of and with the participation of our management, including our Chief Executive Officer, who is our principal executive officer, and our Head of Finance, who is our principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2026, the end of the period covered by this Quarterly Report. The term “disclosure controls and procedures,” as set forth in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms promulgated by the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a control system, misstatements due to error or fraud may occur and not be detected. Based on the evaluation of our disclosure controls and procedures as of March 31, 2026, our Chief Executive Officer and Head of Finance concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the period covered by this Quarterly Report that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

On April 22, 2026, H.C. Wainwright & Co., LLC (“Wainwright”) filed complaint in the Supreme Court of the State of New York, County of New York with respect to an action for damages under New York law for breach of contract arising from the Company’s breach of a right of first refusal provision set forth in the parties’ engagement agreement. with respect to a March 2026 offering of securities by the Company (the “Wainwright Action”). Wainwright seeks the amount of compensation they could have received as underwriter in the March 2026 offering being (i) $2,310,616.88 in cash and (ii) warrants to purchase 1,540,411 shares of our common stock as an exercise price of $1.875 per share. At this early stage in the proceedings, the Company is unable to make any prediction regarding the outcome of the Wainwright Action.

From time to time, we may be involved in legal proceedings or subject to claims in the ordinary course of business. Regardless of the outcome, such proceedings or claims can have an adverse impact on us because of defense and settlement costs, diversion of resources and other factors, and there can be no assurances that favorable outcomes will be obtained.

Item 1A. Risk Factors.

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the Securities and Exchange Commission on March 23, 2026. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, except as set forth below, there are no additional risk factors added to the risk factors disclosed in our Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Recent sales of unregistered securities

On January 1, 2026, we issued 8,362 shares of common stock having a value of $14,550 (based on $1.74 price calculated by using 120% of the dollar value weighted average price of our common stock on the New York Stock Exchange American for the thirty (30) trading days immediately preceding the date of the purchase payment) to a service provider under a master services agreement in consideration of services rendered. We did not receive any cash proceeds from this issuance. The issuance was exempt under Section 4(a)(2) of the Securities Act of 1993, as amended.

On February 20, 2026, we issued 5,449 shares of common stock having a value of $14,550 (based on $2.67 price calculated by using 120% of the dollar value weighted average price of our common stock on the New York Stock Exchange American for the thirty (30) trading days immediately preceding the date of the purchase payment) to a service provider under a master services agreement in consideration of services rendered. We did not receive any cash proceeds from this issuance. The issuance was exempt under Section 4(a)(2) of the Securities Act of 1993, as amended.

On March 12, 2026, we issued 6,037 shares of common stock having a value of $14,550 (based on $2.41 price calculated by using 120% of the dollar value weighted average price of our common stock on the New York Stock Exchange American for the thirty (30) trading days immediately preceding the date of the purchase payment) to a service provider under a master services agreement in consideration of services rendered. We did not receive any cash proceeds from this issuance. The issuance was exempt under Section 4(a)(2) of the Securities Act of 1993, as amended.

On April 10, 2026, we issued 7,951 shares of common stock having a value of $14,550 (based on $1.83 price calculated by using 120% of the dollar value weighted average price of our common stock on the New York Stock Exchange American for the thirty (30) trading days immediately preceding the date of the purchase payment) to a service provider under a master services agreement in consideration of services rendered. We did not receive any cash proceeds from this issuance. The issuance was exempt under Section 4(a)(2) of the Securities Act of 1993, as amended.

On April 10, 2026, we issued 15,492 shares of common stock with a value of $19,830 (based on the $1.28 closing price of our common stock on April 10, 2026) to FGMK, LLC, a greater than 5% holder of common stock in consideration of accounting and tax assistance services. The issuance was exempt under Section 4(a)(2) of the Securities Act of 1933, as amended.

On April 10, 2026, we issued 105,824 shares of common stock having a value of $135,456 (based on the $1.28 closing price of our common stock on April 10, 2026) to a service provider under a master service agreement in consideration of services rendered. The issuance was exempt under Section 4(a)(2) of the Securities Act of 1933, as amended.

(b) Purchases of equity securities by the issuer and affiliated purchasers.

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

10b5-1 Trading Plans

During the fiscal quarter ended March 31, 2026, no Section 16 director or officer adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” (as defined in Item 408 of Regulation S-K of the Exchange Act).

There were no “non-Rule 10b5-1 trading arrangements” (as defined in Item 408 of Regulation S-K of the Exchange Act) adopted, modified or terminated during the fiscal quarter ended March 31, 2026 by our directors and Section 16 officers.

Item 6. Exhibits.

Exhibit No.	Description
1.1	Underwriting Agreement dated March 7, 2026, by and between MAIA Biotechnology, Inc. and Konik Capital Partners LLC, filed as Exhibit 1.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 4, 2026 and incorporated herein by reference.
3.1	Amended and Restated Certificate of Incorporation of MAIA Biotechnology, Inc., filed as Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 1, 2022 and incorporated herein by reference.
3.2	Amended and Restated Bylaws of MAIA Biotechnology, Inc., filed as Exhibit 3.2 to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 1, 2022 and incorporated herein by reference.
3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation of MAIA Biotechnology, Inc., filed as Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 23, 2025 and incorporated herein by reference.
10.1	Form of Lock-up Agreement, filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 4, 2026 and incorporated herein by reference.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (the cover page from the registrant’s quarterly report on Form 10-Q for the quarter ended March 31, 2026 is formatted in Inline XBRL).

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAIA BIOTECHNOLOGY INC.

Date: May 11, 2026	By:	/s/ Vlad Vitoc
Vlad Vitoc
Chief Executive Officer
(Principal Executive Officer)

Date: May 11, 2026	By:	/s/ Jeffrey C. Himmelreich
Jeffrey C. Himmelreich
Head of Finance
(Principal Financial and Accounting Officer)

