Form 10-Q
period 2026-06-30
MAIA Biotechnology, Inc.
filed 2026-08-10
CIK 1878313

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of August 10, 2026, the registrant had 60,825,844 shares of common stock, $0.0001 par value per share, outstanding.

i

CAUTIONARY NOTICE ABOUT FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements, which are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). This Report contains a number of forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that reflect management’s current views and expectations with respect to our business, strategies, products, future results and events, and financial performance. All statements other than statements of historical facts contained in this report, including statements regarding our future results of operations and financial position, business strategy, product candidates, planned preclinical studies and clinical trials, research and development costs, regulatory approvals, timing and likelihood of success, as well as plans and objectives of management for future operations, are forward-looking statements. In some cases, forward-looking statements may be identified by words such as “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “could,” “would,” “expect,” “objective,” “plan,” “potential,” “seek,” “grow,” “target,” “if,” variations of such words, the negative of these terms and similar expressions intended to identify forward-looking statements. Our actual results may differ materially from those currently anticipated and expressed in such forward-looking statements as a result of a number of factors, including those which we discuss under “Risk Factors,” elsewhere in this Quarterly Report on Form 10-Q and in our other filings with the Securities and Exchange Commission (the “SEC”).

Readers should not place undue reliance on these forward-looking statements, which are based on management’s current expectations and projections about future events, are not guarantees of future performance, are subject to risks, uncertainties and assumptions and apply only as of the date of this Report. Our actual results, performance or achievements could differ materially from historical results as well as from the results expressed in, anticipated or implied by these forward-looking statements. An occurrence of, or any material adverse change in, one or more of the risk factors or risks and uncertainties referred to in this Report or included in our other public disclosures or our other periodic reports or other documents or filings filed with or furnished to the SEC could materially and adversely affect our business, prospects, financial condition and results of operations. Except as required by law, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Any public statements or disclosures by us following this Report that modify or impact any of the forward-looking statements contained in this Report will be deemed to modify or supersede such statements in this Report.

For a discussion of some of the factors that may affect our business, results and prospects, see “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on March 23, 2026 and in the other reports we file with the SEC, including our Quarterly Reports on Form 10-Q and Current Reports on Form 8-K. Readers are also urged to carefully review and consider the various disclosures made by us in this Report and in our other reports we file with the SEC, including our Quarterly Reports on Forms 10-Q and Current Reports on Form 8-K, and those described from time to time in our press releases and other communications, which attempt to advise interested parties of the risks and factors that may affect our business, prospects and results of operations.

Unless the context indicates or otherwise requires, “the Company,” “our Company,” “we,” “us,” and “our” refer to MAIA Biotechnology, Inc., a Delaware corporation, and its consolidated subsidiaries.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

MAIA Biotechnology, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	June 30, 2026	December 31, 2025
	(Unaudited)
ASSETS
Current assets:
Cash	$27,595,831	$8,658,031
Prepaid expenses and other current assets	641,540	1,043,825
Total current assets	28,237,371	9,701,856
Other assets	2,800	2,800
Total assets	$28,240,171	$9,704,656
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,838,652	$2,038,803
Accrued expenses	3,419,240	3,797,595
Total current liabilities	6,257,892	5,836,398
Long term liabilities:
Warrant liability	1,307,269	1,492,395
Total liabilities	7,565,161	7,328,793
Commitments and contingencies (Note 7)
Stockholders’ equity (deficit)
Preferred stock, $0.0001 par value, 30,000,000 shares authorized at June 30, 2026 and December 31, 2025, 0 shares issued and outstanding	—	—
Common stock, $0.0001 par value, 150,000,000 shares authorized at June 30, 2026 and at December 31, 2025, respectively, 60,817,482 and 38,624,289 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	6,082	3,863
Additional paid-in capital	144,654,861	112,053,233
Accumulated deficit	(123,944,244)	(109,631,005)
Accumulated other comprehensive loss	(41,689)	(50,228)
Total stockholders’ equity	20,675,010	2,375,863
Total liabilities and stockholders’ equity	$28,240,171	$9,704,656

See the accompanying notes to the unaudited condensed consolidated financial statements.

MAIA Biotechnology, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Operating expenses:
Research and development expenses	$5,639,660	$3,110,867	$9,164,757	$6,308,399
General and administrative expenses	2,677,591	2,055,191	6,102,423	4,283,090
Total operating expenses	8,317,251	5,166,058	15,267,180	10,591,489
Loss from operations	(8,317,251)	(5,166,058)	(15,267,180)	(10,591,489)
Other income (expense):
Interest income	236,320	79,697	348,077	161,880
Grant income	207,173	—	420,738	—
Change in fair value of warrant liability	(69,829)	(260,602)	185,126	565,387
Other income (expense) net:	373,664	(180,905)	953,941	727,267
Net loss	$(7,943,587)	$(5,346,963)	$(14,313,239)	$(9,864,222)
Net loss per share:
Basic and diluted	$(0.13)	$(0.18)	$(0.27)	$(0.34)
Weighted average common shares outstanding basic and diluted	60,794,335	30,300,339	53,089,104	29,008,949

See the accompanying notes to the unaudited condensed consolidated financial statements.

3

MAIA Biotechnology, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net loss	$(7,943,587)	$(5,346,963)	$(14,313,239)	$(9,864,222)
Foreign currency translation adjustment	(2,022)	8,127	8,539	587
Comprehensive loss	$(7,945,609)	$(5,338,836)	$(14,304,700)	$(9,863,635)

See the accompanying notes to the unaudited condensed consolidated financial statements.

MAIA Biotechnology, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit) (Unaudited)

For the Three and Six Months Ended
June 30, 2026
	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance at December 31, 2025	—	$—	38,624,289	$3,863	$112,053,233	$(109,631,005)	$(50,228)	$2,375,863
Exercise of stock options	—	—	21,479	2	38,547	—	—	38,549
Stock-based compensation expense	—	—	—	—	650,024	—	—	650,024
Issuance of restricted stock	—	—	19,848	2	43,649	—	—	43,651
Issuance of common shares in connection with the confidentially marketed public offering, net of $1,995,041 of issuance costs	—	—	22,005,875	2,201	31,011,571	—	—	31,013,772
Foreign currency translation adjustment	—	—	—	—	—	—	10,561	10,561
Net loss	—	—	—	—	—	(6,369,652)	—	(6,369,652)
Balance at March 31, 2026	—	$—	60,671,491	$6,068	$143,797,024	$(116,000,657)	$(39,667)	$27,762,768
Stock-based compensation expense	—	—	—	—	723,915	—	—	723,915
Issuance of restricted stock	—	—	145,991	14	198,922	—	—	198,936
Other	—	—	—	—	(65,000)	—	—	(65,000)
Foreign currency translation adjustment	—	—	—	—	—	—	(2,022)	(2,022)
Net loss	—	—	—	—	—	(7,943,587)	—	(7,943,587)
Balance at June 30, 2026	—	$—	60,817,482	$6,082	$144,654,861	$(123,944,244)	$(41,689)	$20,675,010

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

MAIA Biotechnology, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2026	2025

Cash flows from operating activities:
Net loss	$(14,313,239)	$(9,864,222)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	1,373,939	1,173,956
Restricted stock issued for consulting expense	242,587	62,321
Change in fair value of warrant liability	(185,126)	(565,387)
Change in operating assets and liabilities:
Prepaid expenses and other current assets	401,990	(352,257)
Accounts payable	796,104	206,031
Accrued expenses	(377,638)	1,001,947
Net cash used in operating activities	(12,061,383)	(8,337,611)
Cash flows from financing activities:
Proceeds from exercise of stock options	38,549	844
Proceeds from exercise of warrants	—	328,924
Proceeds from private placement round 1 2025	—	2,715,000
Proceeds from private placement round 2 2025	—	1,428,949
Proceeds from private placement round 3 2025	—	1,079,998
Proceeds from private placement round 4 2025	—	694,999
Proceeds from confidentially marketed public offering	33,008,813	—
Proceeds from At-The-Market offering	—	3,001,985
Payment of offering transactions costs	(2,060,041)	(381,293)
Net cash provided by financing activities	30,987,321	8,869,406
Net effect of foreign currency exchange on cash	11,862	11,429
Net increase in cash	18,937,800	543,224
Cash at beginning of period	8,658,031	9,601,298
Cash at end of period	$27,595,831	$10,144,522
Supplemental disclosure of cash flow information:
Warrants issued in connection with private placement offering 1 2025	$—	$1,107,202
Warrants issued in connection with private placement offering 2 2025	$—	$571,566
Warrants issued in connection with private placement offering 3 2025	$—	$462,592
Warrants issued in connection with private placement offering 4 2025	$—	$300,245

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

Liquidity

At June 30, 2026, the Company had working capital of $21,979,479, an accumulated deficit of $123,944,244, cash of $27,595,831 and current liabilities of $6,257,892. Since its inception the Company has experienced net losses and negative cash flows from operations each fiscal year. The Company has no revenue and expects to continue to incur operating losses for the foreseeable future and may never become profitable. The Company is dependent on its ability to continue to raise equity and/or debt financing to continue operations, and the attainment of profitable operations.

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

Segment Information

Operating segments are defined as components of an enterprise about which separate discrete information is available for evaluation by the chief operating decision-maker (“CODM”) in deciding how to allocate resources and assess performance. The Company and the Company’s CODM, the Chief Executive Officer, view the Company’s operations and manage its business as a single operating segment, which is the business of discovering and developing products for the treatment of immunotherapies for cancer. Management has determined that the Company operates in one segment, given the common nature of its operations. For additional information, see Note 8 - Segment Information.

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

Off-Balance Sheet Risk and Concentrations of Credit Risk

The Company has no significant off-balance sheet risks, such as foreign exchange contracts, option contracts, or other foreign hedging arrangements. Cash accounts are maintained at financial institutions that potentially subject the Company to concentrations of credit risk. As of June 30, 2026 and December 31, 2025, substantially all of the Company’s cash was deposited in accounts at two financial institutions. The Company maintains its cash deposits, which at times may exceed the federally insured limits, with a reputable financial institution, and accordingly, the Company believes such funds are subject to minimal credit risk.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with maturities of three months or less to be cash equivalents. As of June 30, 2026 and December 31, 2025, the Company had no cash equivalents.

Fair Value Measurements

The Company is required to disclose information on all assets and liabilities reported at fair value that enables an assessment of the inputs used in determining the reported fair values. Accounting Standards Codification Topic 820, Fair Value Measurements and Disclosures (“ASC 820”) establishes a hierarchy of inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the observable inputs be used when available.

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

Fair value measurements discussed herein are based upon certain market assumptions and pertinent information available to management as of and during the three and six months ended June 30, 2026, and 2025 and as of December 31, 2025. The carrying amount of accounts payable approximated fair value, as they are short term in nature. The fair value of warrants issued for services is estimated based on the Black-Scholes-Merton model during the six months ended June 30, 2026 and the twelve months ended December 31, 2025. The estimated fair value of warrants issued to underwriters represented Level 3 measurements.

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

Common Stock Warrants

The Company accounts for Common Stock warrants as either equity instruments or as liabilities in accordance with ASC 480, Distinguishing Liabilities from Equity, depending on the specific terms of the warrant agreement.

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

In July 2025, the One Big Beautiful Bill Act (Public Law 119-21) was enacted. The Company recognized the income tax effects of the legislation in the period of enactment in accordance with ASC 740. The legislation did not have a material impact on the Company’s condensed consolidated financial statements for the quarter ended June 30, 2026. The Company will continue to evaluate the impact of the legislation on future periods.

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

The following table summarizes the Company’s potentially dilutive securities, in common share equivalents, which have been excluded from the calculation of dilutive loss per share as their effect would be anti-dilutive:

	Six Months Ended June 30,
	2026	2025
Shares issuable upon exercise of stock options	16,680,425	11,952,412
Shares issuable upon exercise of warrants	13,086,220	10,143,192

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

In December 2025, the FASB issued ASU 2025-10, Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities, which requires recognizing grants when compliance with conditions is probable. ASU 2025-10 is effective for fiscal years beginning after December 15, 2028 and allows for adoption on a prospective basis, with a retrospective option. Early adoption is permitted. The Company has elected earlier adoption, which did not have a material impact on our consolidated financial statements. See Note 9 – Government Grants.

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

2. RELATED PARTY TRANSACTIONS

Consulting Services and Private Placement

The consulting firm FGMK, LLC and its affiliate FGMK Business Holdings, LLC beneficially own more than 5% of the stock of the Company and are therefore related parties. The Company expensed $19,830 and $31,570 during the six-month period ended June 30, 2026 and June 30, 2025, respectively, related to accounting, tax and valuation services provided by these parties. In addition, FGMK Business Holdings, LLC participated in the February 2025 private placement and purchased 1,350,000 shares of the Company’s Common Stock and warrants to purchase 1,350,000 shares of the Company’s Common Stock for an aggregate purchase price of approximately $2,025,000.

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

The following Company directors participated in the May 2025 private placement as follows: (i) Stan Smith purchased 66,666 shares of our Common Stock and warrants to purchase up to 66,666 shares of our Common Stock for an aggregate purchase price of $99,999; (ii) Ramiro Guerrero purchased 20,000 shares of our Common Stock and warrants to purchase up to 20.000 shares of our Common Stock for an aggregate purchase price of approximately $30,000.

The following Company director participated in the June 2025 private placement as follows: Stan Smith purchased 33,333 shares of our Common Stock and warrants to purchase up to 33,333 shares of our Common Stock for an aggregate purchase price of approximately $50,000.

There were no private placements in the six months ended June 30, 2026.

3. ACCRUED EXPENSES

As of June 30, 2026 and December 31, 2025 accrued expenses consisted of the following:

	June 30, 2026	December 31, 2025
Bonus	$649,590	$1,199,955
Professional fees	117,803	288,077
Research and development costs	2,285,803	2,061,497
Other	366,044	248,066
Total accrued expenses	$3,419,240	$3,797,595

4. FAIR VALUE OF FINANCIAL LIABILITIES

Derivative Liability

Financial liabilities consisting of warrant liabilities measured at fair value on a recurring basis are summarized below. The fair value of the warrant liabilities recorded are as follows:

	Fair value at June 30, 2026
	Total	Level 1	Level 2	Level 3
Liabilities:
Warrant liability	$1,307,269	$—	$—	$1,307,269
Total liabilities	$1,307,269	$—	$—	$1,307,269

	Fair value at December 31, 2025
	Total	Level 1	Level 2	Level 3
Liabilities:
Warrant liability	$1,492,395	$—	$—	$1,492,395
Total liabilities	$1,492,395	$—	$—	$1,492,395

The table below provides a summary of the changes in fair value of the warrant liabilities measured on a recurring basis using significant unobservable inputs (Level 3):

	Three Months Ended June 30,		Six Months Ended June 30,
Warrant liabilities:	2026	2025	2026	2025
Balance, beginning of period	$1,237,440	$1,864,616	$1,492,395	$2,690,605
Issuance of warrants	—	—	—	—
Exercises of warrants	—	—	—	—
Amendments of warrants	—	—	—	—
Loss (gain) on fair value of warrant liability	69,829	260,602	(185,126)	(565,387)
Balance, end of period	$1,307,269	$2,125,218	$1,307,269	$2,125,218

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

Effective December 23, 2024, the Company filed a prospectus supplement to amend, supplement and supersede certain information contained in the earlier prospectus and prospectus supplement, which increased the number of Shares the Company may offer and sell under the ATM Agreement to an aggregate offering price of up to $30,000,000 from time to time. Effective March 22, 2025, the Company filed a prospectus supplement to amend, supplement and supersede certain information contained in the earlier prospectus and prospectus supplement, which decreased the number of Shares the Company may offer and sell under the ATM Agreement to an aggregate offering price of up to $11,200,000 from time to time, which did not include any sales made previously under the ATM Agreement. During the quarter ended March 31, 2025, the Company sold 666,323 shares of Common Stock at an average price of approximately $2.28 per share, resulting in aggregate gross proceeds of approximately $1,521,091, for which it paid Wainwright approximately $45,633 in commissions and other issuance costs of $84,587, resulting in net proceeds to the Company of approximately $1,390,871. Effective May 14, 2026, the Company filed a prospectus supplement, which terminated the ATM Agreement. Termination will be effective 7-business days after May 14, 2026, in accordance with the terms of the agreement. During the quarter ended June 30, 2026, the Company did not sell shares of Common Stock under the ATM agreement. On May 14, 2026, we terminated our ATM Agreement with Wainwright, which termination was effective on May 21, 2026.

Private Placement

On February 24, 2025, the Company issued and sold 1,810,000 shares of its Common Stock and warrants to purchase 1,810,000 shares of its Common Stock in a private placement to certain accredited investors and Company directors pursuant to securities purchase agreements dated February 18, 2025 at a price per share of $1.50 for which the Company received gross proceeds of approximately $2.7 million. The warrants are exercisable at a price per share of $1.87, commencing one year following issuance, have a term of six years from the issuance date, and expire on February 24, 2031. The securities sold to Company directors participating in the private placement were issued pursuant to the MAIA Biotechnology, Inc. 2021 Equity Incentive Plan (the “MAIA 2021 Plan”).

On March 3, 2025, the Company issued and sold 952,633 shares of its Common Stock and warrants to purchase 952,633 shares of its Common Stock in a private placement to certain accredited investors and Company directors pursuant to securities purchase agreements dated February 25, 2025 at a price per share of $1.50 for which the Company received gross proceeds of approximately $1.4 million. The warrants are exercisable at a price per share of $1.85, commencing one year following issuance, have a term of six years from the issuance date, and expire on March 3, 2031. The securities sold to Company directors participating in the private placement were issued pursuant to the MAIA 2021 Plan.

On May 8, 2025, the Company issued and sold 719,999 shares of its Common Stock and warrants to purchase 719,999 shares of its Common Stock in a private placement to certain accredited investors and Company directors pursuant to securities purchase agreements dated May 5, 2025 at a price per share of $1.50 for which the Company received gross proceeds of approximately $1.08 million. The warrants are exercisable at a price per share of $2.05, commencing one year following issuance, have a term of six years from the issuance date, and expire on May 8, 2031. The securities sold to Company directors participating in the private placement were issued pursuant to the MAIA 2021 Plan.

On June 3, 2025, the Company issued and sold 463,332 shares of its Common Stock and warrants to purchase 463,332 shares of its Common Stock in a private placement to certain accredited investors and Company directors pursuant to securities purchase agreements dated May 27, 2025 at a price per share of $1.50 for which the Company received gross proceeds of approximately $0.7 million. The warrants are exercisable at a price per share of $1.71, commencing six months following issuance, have a term of five years from the issuance date, and expire on June 3, 2030. The securities sold to Company directors participating in the private placement were issued pursuant to the MAIA 2021 Plan.

There were no private placements in the six months ended June 30, 2026.

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

MAIA Biotechnology, Inc. Restricted Stock Awards

During the six months ended June 30, 2026, the Company recorded $19,830 to consulting expense for accounting services and $222,758 to research and development expense for research services related to the issuance of 15,492 and 150,348 restricted shares of Common Stock, respectively. There were no unvested restricted shares as of June 30, 2026.

During the six months ended June 30, 2025, the Company recorded $31,570 to consulting expense for accounting services and $30,751 to research and development expense for research fees related to the issuance of 18,040 and 17,083 restricted shares of Common Stock, respectively. There were no unvested restricted shares as of June 30, 2025.

MAIA Stock Warrants

Concurrently with the closing of the IPO, the Company issued warrants to purchase an aggregate of up to 100,000 shares of its Common Stock to the representative or its designees, at an exercise price of $6.25 per share (the “Representative’s Warrants”). The Representative’s Warrants were exercisable beginning on January 23, 2023, and expire on July 27, 2027, pursuant to their terms and conditions. On August 3, 2023, concurrently with the full exercise of the representative’s over-allotment option, the Company issued additional Representative’s Warrants to purchase an aggregate of up to 15,000 shares of its Common Stock to the representative or its designees on the same terms. The Representative’s Warrants are not indexed to the Company’s own stock and therefore meet the definition of a derivative liability. The Representative’s Warrants are liability classified instruments and were initially recorded at a value of $343,735, which was determined using the Black-Scholes-Merton method using a term of five years, risk free interest rate of 2.82% and volatility of 77.5%. As of June 30, 2026 and December 31, 2025, the Company remeasured the warrant liability resulting in a value of $5,278 and $27,455 respectively. The loss on remeasurement of the warrant liability in the amount of $954 and the gain on the loss remeasurement of the warrant liability in the amount of $22,177 was included in other income (expense) for the three and six months ended June 30, 2026 respectively. The gain on remeasurement of the warrant liability in the amount of $5,808 and $32,076 was included in other income (expense) for the three and six months ended June 30, 2025, respectively.

On November 17, 2023, the Company issued warrants concurrently with the Company’s registered direct offering to purchase an aggregate of up to 2,424,243 shares of its Common Stock to the investors in the registered direct offering at an exercise price of $1.86 per share (subject to customary adjustments as set forth in the warrants). The warrants are exercisable six months following issuance and will have a term of five years from the initial exercise date. The warrants contain customary anti-dilution adjustments to the exercise price, including for share splits, share dividends, rights offerings and pro rata distributions. The warrants were not indexed to the Company’s own stock and therefore met the definition of a derivative liability. The warrants were liability classified instruments and were initially recorded at a value of $1,903,915, which was determined using the Black-Scholes-Merton method using a term of 5.38 years, risk free interest rate of 3.85% and volatility of 90.0%. During the nine months ended September 30, 2024, 909,091 warrants were exercised on various dates in cashless exercises and the investor was issued 458,726 shares of Common Stock. The Company remeasured the warrant liability of the exercised warrants at the time of the exercise resulting in a value of $2,815,970. The warrant liability for the exercised warrants was removed and equity was increased by the value of $2,815,970. As of June 30, 2026 and December 31, 2025, the warrant liability resulted in a value of $1,119,226 and $1,216,774, respectively. The loss on remeasurement of the warrant liability in the amount of $94,219 and the gain on remeasurement of the warrant liability in the amount of $97,548 was included in other income (expense) for the three and six months ended June 30, 2026, respectively. The loss on remeasurement of the warrant liability in the amount of $246,105 and the gain on the remeasurement of the warrant liability in the amount of $433,443 was included in other income (expense) for the three and six months ended June 30, 2025, respectively.

On November 17, 2023, concurrently with the closing of the Company’s registered direct offering, the Company issued warrants to purchase an aggregate of 169,697 shares of its Common Stock to the representative or its designees, at an exercise price of $2.06 per share. These representative’s warrants were exercisable beginning November 15, 2023, and expire on November 15, 2028, pursuant to their terms and conditions. The representative’s warrants are not indexed to the Company’s own stock and therefore meet the definition of a derivative liability. The representative’s warrants are liability classified instruments and were initially recorded at a value of $123,811, which was determined using the Black-Scholes-Merton method using a term of 4.88 years, risk free interest rate of 3.84% and volatility of 90.0%. As of June 30, 2026 and December 31, 2025, the Company remeasured the warrant liability resulting in a value of $93,320 and $130,553 respectively. The gain on remeasurement of the warrant liability in the amount of $15,919 and $37,233 was included in other income (expense) for the three and six months ended June 30, 2026, respectively. The gain on remeasurement of the warrant liability in the amount of $65,546 and the loss on remeasurement of the warrant liability in the amount of $15,741 was included in other income (expense) for the three and six months ended June 30, 2025, respectively.

Concurrently with the closing of the Company’s private placement offering on March 28, 2024, the Company issued warrants to purchase an aggregate of up to 578,643 shares of its Common Stock to the investors in the private placement at an exercise price of $2.55 per share. The warrants are exercisable beginning on September 28, 2024, and expire on September 28, 2029. The warrants were not indexed to the Company’s own stock and therefore meet the definition of a derivative liability. The warrants were liability classified instruments when issued and were initially recorded at a value of $1,190,111, which was determined using the Black-Scholes-Merton method using a term of 5.5 years, risk free interest rate of 4.20% and volatility of 95.0 In May 2024, the Company amended the warrant agreements related to 437,031 warrants to adjust them to be indexed to the Company’s own stock, and they were therefore reclassed to equity classified instruments in a non-cash transaction. When the warrants agreements were amended, the Company remeasured the warrant liability resulting in a final warrant value of $1,011,562. The warrant liability for these 437,031 warrants was removed and equity was increased by $1,011,562 to account for the equity classification. The remaining 141,612 warrants remain liability classified instruments. As of June 30, 2026 and December 31, 2025, the Company remeasured the warrant liability, resulting in a value of $89,445 and $117,613, respectively. The gain on remeasurement of the warrant liability in the amount of $9,425 and $28,168 was included in other income (expense) for the three and six months ended June 30, 2026, respectively. The loss on remeasurement of the warrant liability in the amount of $4,564 and the gain on remeasurement of the warrant liability in the amount of $50,063 was included in other income (expense) for the three and six months ended June 30, 2025, respectively.

Concurrently with the closing of the Company’s private placement offering on February 24, 2025, the Company issued warrants to purchase an aggregate of up to 1,810,000 shares of its Common Stock to the investors in the private placement at an exercise price of $1.87 per share. The warrants are exercisable beginning on February 24, 2026, and expire on February 24, 2031. The warrants issued were divided into two groups: warrants issued to directors and warrants issued to affiliated and non-affiliated investors. The warrants to purchase 123,333 shares of the Company’s Common Stock issued to directors were deemed options issued under the MAIA 2021 Plan and are equity classified instruments and the value of these warrants determined using the Black-Scholes-Merton method was $176,680 using a term of 6 years, risk free interest rate of 4.23% and volatility of 95%. The warrants to purchase 1,686,667 shares of the Company’s Common Stock issued to affiliated and non-affiliated investors are indexed to the Company’s own stock and they were therefore equity classified instruments and the value of these warrants determined using the Black-Scholes-Merton method was $2,416,223 using a term of 6 years, risk free interest rate of 4.23% and volatility of 95%. The total fair value ascribed to the warrants combined with the fair value of the common stock issued in the private placement was then used for purposes of allocation of the equity classified warrant value within the condensed consolidated statements of changes in the stockholders’ equity.

Concurrently with the closing of the Company’s private placement offering on March 3, 2025, the Company issued warrants to purchase an aggregate of up to 952,633 shares of its Common Stock to the investors in the private placement at an exercise price of $1.85 per share. The warrants are exercisable beginning on March 3, 2026, and expire on March 3, 2031. The warrants issued were divided into two groups: warrants issued to directors and warrants issued to non-affiliated investors. The warrants to purchase 58,333 shares of the Company’s Common Stock issued to directors were deemed options issued under the MAIA 2021 Plan and are equity classified instruments and the value of these warrants determined using the Black-Scholes-Merton method was $80,894 using a term of 6 years, risk free interest rate of 3.97% and volatility of 95%. The warrants to purchase 894,300 shares of the Company’s Common Stock issued to non-affiliated investors are indexed to the Company’s own stock and they were therefore equity classified instruments and the value of these warrants determined using the Black-Scholes-Merton method was $1,240,185 using a term of 6 years, risk free interest rate of 3.97% and volatility of 95%. The total fair value ascribed to the warrants combined with the fair value of the common stock issued in the private placement was then used for purposes of allocation of the equity classified warrant value within the condensed consolidated statements of changes in the stockholders’ equity.

Concurrently with the closing of the Company’s private placement offering on May 8, 2025, the Company issued warrants to purchase an aggregate of up to 719,999 shares of its Common Stock to the investors in the private placement at an exercise price of $1.50 per share. The warrants are exercisable beginning on May 8, 2026, and expire on May 8, 2031. The warrants issued were divided into two groups: warrants issued to directors and warrants issued to non-affiliated investors. The warrants to purchase 86,666 shares of the Company’s Common Stock issued to directors were deemed options issued under the MAIA 2021 Plan and are equity classified instruments and the value of these warrants determined using the Black-Scholes-Merton method was $133,131 using a term of 6 years, risk free interest rate of 4.09% and volatility of 95%. The warrants to purchase 633,333 shares of the Company’s Common Stock issued to non-affiliated investors are indexed to the Company’s own stock and they were therefore equity classified instruments and the value of these warrants determined using the Black-Scholes-Merton method was $972,890 using a term of 6 years, risk free interest rate of 4.09% and volatility of 95%. The total fair value ascribed to the warrants combined with the fair value of the common stock issued in the private placement was then used for purposes of allocation of the equity classified warrant value within the condensed consolidated statements of changes in the stockholders’ equity.

Concurrently with the closing of the Company’s private placement offering on June 3, 2025, the Company issued warrants to purchase an aggregate of up to 463,332 shares of its Common Stock to the investors in the private placement at an exercise price of $1.50 per share. The warrants are exercisable beginning on December 3, 2025, and expire on June 3, 2030. The warrants issued were divided into two groups: warrants issued to directors and warrants issued to non-affiliated investors. The warrants to purchase 33,333 shares of the Company’s Common Stock issued to directors were deemed options issued under the MAIA 2021 Plan and are equity classified instruments and the value of these warrants determined using the Black-Scholes-Merton method was $43,358 using a term of 5 years, risk free interest rate of 4.04% and volatility of 95%. The warrants to purchase 429,999 shares of the Company’s Common Stock issued to non-affiliated investors are indexed to the Company’s own stock and they were therefore equity classified instruments and the value of these warrants determined using the Black-Scholes-Merton method was $559,324 using a term of 5 years, risk free interest rate of 4.04% and volatility of 95%. The total fair value ascribed to the warrants combined with the fair value of the common stock issued in the private placement was then used for purposes of allocation of the equity classified warrant value within the condensed consolidated statements of changes in the stockholders’ equity.

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

	Warrants Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years
Balance at January 1, 2026	13,086,220	$1.92	3.78
Issued	—	—	—
Exercised	—	—	—
Expired	—	—	—
Balance at June 30, 2026	13,086,220	$1.92	3.28

	Warrants Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years
Balance at January 1, 2025	6,718,176	$2.37	4.56
Issued	3,644,299	4.04	—
Exercised	(219,283)	(1.50)	—
Expired	—	—	—
Balance at June 30, 2025	10,143,192	$2.17	4.62

The value of warrant grants is calculated using the Warrant Black Scholes calculations with the following assumptions for warrants granted during the six months ended June 30, 2026 and 2025:

	2026	2025
Risk-free interest rate	—% - —%	4.04%-4.09%
Expected term (in years)	—	5 - 6
Expected volatility	—%	95%
Expected dividend yield	—	—

MAIA Biotechnology, Inc. Stock Option and Equity Incentive Plans

In 2018, the Company adopted the MAIA Biotechnology, Inc. 2018 Stock Option Plan (the “MAIA 2018 Plan”). MAIAs board of directors administers the MAIA 2018 Plan for the purposes of attracting, retaining, and motivating key employees, directors, and consultants of MAIA. The terms of the MAIA 2018 Plan continue to govern the 1,752,945 options outstanding under the plan as of June 30, 2026.

In 2020, the Company adopted the MAIA Biotechnology, Inc. Amended and Restated 2020 Equity Incentive Plan (the “MAIA 2020 Plan”), also administered by the board of directors. The MAIA 2020 Plan permitted awards to take the form of stock options, restricted stock and restricted stock units. The terms of the MAIA 2020 Plan continue to govern the 3,503,589 options outstanding in the plan as of June 30, 2026. There are no shares reserved for future issuance under the MAIA 2018 Plan or the MAIA 2020 Plan.

On August 1, 2022 the Company approved the MAIA 2021 Plan with 1,909,518 shares of Common Stock reserved for issuance. On May 25, 2023 the MAIA 2021 Plan was amended to include an automatic increase to the plan in the amount equal to 10% of the total number of shares of stock outstanding on a fully diluted basis on December 31 of the preceding calendar year (the “Increase Date”); provided that, the board of directors may act prior to any Increase Date to provide that there will be no increase for such year or that the increase for such year will be a lesser number of shares of stock. The amount reserved for issuance under the MAIA 2021 Plan increased by 1,956,993 based on the fully diluted shares outstanding as of December 31, 2022. The amount reserved for issuance under the MAIA 2021 Plan increased by 2,838,668 shares on January 1, 2024 based on the fully diluted shares outstanding as of December 31, 2023. The amount reserved for issuance under the MAIA 2021 Plan increased by (i) 2,250,000 shares on January 1, 2025 based on the fully diluted shares outstanding as of December 31, 2024 (and the discretion of the Company’s board of directors to authorize less than 10% of such amount) and (ii) 6,458,889 shares on January 1, 2026, based on the fully diluted shares outstanding as of December 31, 2025. As of June 30, 2026, there are 3,066,519 shares of Common Stock available for future issuance under the MAIA 2021 Plan and 11,423,891 options are outstanding under the MAIA 2021 Plan.

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

As of June 30, 2026, only stock options have been awarded pursuant to the MAIA stock option and equity incentive plans.

The following table summarizes the activity and information regarding MAIA’s outstanding and exercisable options for the six months ended June 30, 2026:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Balance at January 1, 2026	12,878,381	$2.19	6.68
Granted	4,223,523	1.37
Exercised	(21,479)	1.79
Cancelled/forfeited	(400,000)	1.44
Balance at June 30, 2026	16,680,425	$2.00	6.84	$513,032
Options exercisable at June 30, 2026	11,219,197	$2.20	5.60	$176,297

The value of option grants is calculated using the Black-Scholes-Merton option pricing model with the following assumptions for options granted during the six months ended June 30, 2026 and 2025:

	2026	2025
Risk-free interest rate	3.94% - 4.04%	3.78% - 4.43%
Expected term (in years)	5 – 6.09	5 – 6.08
Expected volatility	85%	90% - 95%
Expected dividend yield	—%	—%

The weighted-average grant date fair value of stock options issued during the six months ended June 30, 2026 and 2025 was $1.00 and $2.25, respectively. As of June 30, 2026, the total unrecognized compensation related to unvested employee and non-employee stock option awards granted was $5,887,064, which the Company expects to recognize over a weighted average period of approximately 1.65 years.

During the six months ended June 30, 2026, the Company granted performance-based stock options to a strategic advisor under the MAIA 2021 Plan. The grant consists of 400,000 stock options, which represent the right to purchase shares of the Company’s common stock at $1.49 upon the achievement of specific performance milestones.

The stock options are divided into two tranches, each subject to the following performance conditions:

●	Tranche 1: 100,000 stock options will be vested upon completion of a new or modification of an existing supply and non-exclusive license agreement.

●	Tranche 2: 300,000 stock options will be vested upon the completion of any contractual agreement in which a third party gains license rights to the Company’s patents or intellectual property or will be vested upon the completion of a transaction in which the Company raises more than $10 million from an investor or group of investors in exchange for a royalty or equity representing more than 5% of the Company’s fully diluted shares outstanding.

The Company estimates the fair value of these awards on the date of grant. For the performance-based milestones, expense is recognized over the requisite service period only when it is deemed probable that the performance conditions will be met. As of June 30, 2026, the Company determined that the achievement of Tranche 1 and Tranche 2 milestones were not probable. Consequently, the Company did not recognize any stock-based compensation expense within General and Administrative expenses for the period.

Stock based compensation related to the Company’s stock plans are as follows:

	For the Three Months Ended June 30,		For the six Months Ended June 30,
	2026	2025	2026	2025
General and administrative	$494,221	$569,875	$934,957	$768,733
Research and development	229,694	232,609	438,982	405,223
Total stock-based compensation	$723,915	$802,484	$1,373,939	$1,173,956

6. COMMITMENTS AND CONTINGENCIES

Legal

From time to time, the Company is involved in legal actions and claims arising in the normal course of business. Management believes there are no matters which will have a material adverse effect on the Company’s financial position, operations or cash flows.

Patent Licensing, Sponsored Research, and Patent & Technology Agreements

Ateganosine (THIO)

In November 2018 and as amended in December 2020, the Company entered into a Global Patent Licensing Agreement titled “Patent and Technology License Agreement AGT. NO. L2264 – MAIA Biotechnology” with the University of Texas Southwestern (“UTSW”) to license patent families for a specific compound (“THIO”) from UTSW to MAIA (the “UTSW Agreement”). The UTSW Agreement, as amended, has a term of 20 years. The agreement requires MAIA to reimburse UTSW for agreed-upon expenses related to THIO. The UTSW Agreement requires certain payments upon assignment of the license to a third party as well as upon reaching specific milestones, ranging between $1,000,000 and $50,000,000, not to exceed a combined milestone payment total of $112,000,000. As of June 30, 2026, no assignment has occurred and none of the defined milestones have been completed and therefore no payments are due to UTSW related to the milestones. The UTSW Agreement requires MAIA to make royalty payments of: (i) 2-4% (depending on THIO reaching specified sales levels in the respective jurisdictions) on net sales up to $1,000,000,000; and (ii) 2.5-5% on net sales above $1,000,000,000.

Also in December 2020, the Company entered into a second license agreement with UTSW titled “Patent and Technology License Agreement AGT. NO. L3648 — MAIA Biotechnology” pursuant to which UTSW is licensing an additional compound to MAIA (the “UTSW2 Agreement”). The UTSW2 Agreement has a term of 20 years and requires the Company to reimburse UTSW for certain agreed-upon expenses. The UTSW2 Agreement requires certain payments upon assignment of the license to a third party as well as upon reaching specific milestones, ranging between $1,000,000 and $50,000,000, not to exceed a combined milestone payment total of $112,000,000. As of June 30, 2026, no assignment has occurred and none of the defined milestones have been completed and therefore no payments are due to UTSW related to the milestones. The UTSW2 Agreement requires MAIA to make royalty payments of: (i) 2-4% (depending on THIO reaching specified sales levels in the respective jurisdictions) on net sales up to $1,000,000,000; (ii) and 2.5-5% on net sales above $1,000,000,000.

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

Regeneron

In February 2021, the Company entered into a Drug Supply Agreement (the “Drug Supply Agreement”) with Regeneron Pharmaceuticals, Inc. (“Regeneron”) to perform one clinical trial for the treatment of patients with Non-Small Cell Lung Cancer (NSCLC) involving a Regeneron drug candidate that utilizes one of the Company’s compounds/agents. The Company is responsible for all costs of the study with Regeneron supplying their drug cemiplimab representing a cost savings for the Company, the first phase of which is expected to take approximately two years. The overall term of the agreement is for five years unless earlier terminated for certain reasons as defined in the agreement. Either party may terminate a study plan in the event that patient screening for the clinical study does not commence within 12 months after: (i) the Effective Date (as defined in the Drug Supply Agreement), with respect to the initial study; or (ii) the execution of the applicable study plan, with respect to each other study. If either party terminates a study plan, the Company shall reimburse Regeneron for the Regeneron product it received in connection with such study plan based on the actual out-of-pocket cost to Regeneron of such Regeneron product. As of June 30, 2026, neither party has terminated the agreement.

BeOne

In December 2024, the Company reached an agreement with BeOne Medicines, Ltd., (“BeOne”) to perform certain clinical trials for the treatment of patients with small cell lung cancer (SCLC), liver cancer (HCC), and colorectal cancer (CRC) involving a BeOne drug candidate that utilizes one of the Company’s compounds/agents. The Company is responsible for all costs of the study with BeOne supplying their drug tislelizumab representing a cost savings for the Company. The overall term of the agreement is for seven years unless earlier terminated for certain reasons as defined in the agreement. As of June 30, 2026, neither party has terminated the agreement.

Roche

In June 2025, the Company reached an agreement with F. Hoffman-La Roche Ltd, (“Roche”) to perform certain clinical trials for the treatment of patients with hard-to-treat cancers involving Roche’s checkpoint inhibitor, atezolizumab (Tecentriq®). The Company is responsible for all costs of the study with Roche supplying their drug atezolizumab representing a cost savings for the Company. The overall term of the agreement is for five years unless earlier terminated for certain reasons as defined in the agreement. As of June 30, 2026, neither party has terminated the agreement.

7. INCOME TAXES

The Company provides for income taxes using the asset and liability approach. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect when these differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The issuance of shares in connection with the Company’s IPO, as well as prior share issuances, may result in limitations on the utilization of the Company’s net operating loss carryforwards under IRC section 382. As of June 30, 2026, and December 31, 2025, the Company had a full valuation allowance against its deferred tax assets.

No provision or benefit for U.S. federal, state, Australian or Romanian income taxes has been recorded for the six months ended June 30, 2026 and 2025, mainly due to net losses incurred by the Company, and a full valuation allowance recorded against deferred tax assets.

8. SEGMENT INFORMATION

The Company operates in one reportable segment. This determination is based on the Company’s structure, the manner in which the CODM reviews the operating results to assess performance and allocate resources, and the nature of the Company’s operations. Segment assets are reported as total assets on the consolidated balance sheet. The CODM, who is the Chief Executive Officer, regularly reviews consolidated financial information, such as consolidated net loss. The CODM’s review is for the purpose of assessing performance and making decisions about resource allocation. See our consolidated financial statements in Part I, “Item 1, Financial Statements”, and Note 1, “Description of Business, Organization, and Principles of Consolidation” for additional information about these line items and the related accounting policies.

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

During the quarter ended June 30, 2026, the Company operated under one active NIH Small Business Innovation Research (SBIR) awards (Award #1R44CA309843-01). These grants are cost-reimbursable, meaning the Company is entitled to payment only after incurring allowable costs as defined by the NIH Grants Policy Statement. As of June 30, 2026, the Company has recognized a receivable of approximately $0.05 million for qualified R&D expenditures that have been incurred but not yet reimbursed by the NIH.

NIH grants are subject to audit and retrospective adjustment by the granting agency to ensure compliance. While the Company believes it has complied with all material terms of the grant agreements, any costs found to be unallowable upon audit could be subject to repayment. As of June 30, 2026, no such repayment is deemed probable.

10. SUBSEQUENT EVENTS

Issuance of Options

From July 1 to August 10, 2026, the Company issued 35,675 options at a weighted exercise price of $1.28 to consultants.

Issuance of Stock

On July 7, 2026, the Company issued 8,362 restricted shares of Common Stock having a value of $14,550 (based on the $1.73 price calculated by using 120% of the dollar value weighted average price of our common stock on the New York Stock Exchange for the thirty (30) trading days immediately preceding the date of the purchase payment) to a service provider under a master services agreement in consideration of services rendered. The issuance was exempt under Section 4(a)(2) of the securities Act of 1933, as amended.

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

We accomplished the key milestones set forth below in the six months ended June 30, 2026 and the third quarter of 2026: Please note that on March 18, 2025, the company announced “ateganosine” as the nonproprietary (generic) name for THIO, and its intent to use the generic name to support clear communication, while keeping the name THIO in the Company’s clinical trial designations (THIO-101, THIO-102, THIO-104).

●	On January 20, 2026, we provided a corporate update on 2025 achievements and highlighted key targeted milestones and growth catalysts for 2026. The targeted milestones include: (i) initial measures of efficacy from Phase 3 study, with interim disease control rates (DCR), overall response rates (ORR) and progression free survival (PFS) analysis of ateganosine compared to the control arm will support regulatory discussions; (ii) expected conclusion of Part C of Phase 2 study, which will provide additional clinical efficacy data to support regulatory review for commercial approval; (iii) Plan to engage in regulatory interactions with the FDA to expand ongoing FDA dialogue under the Fast Track designation, including discussions around trial enhancements and prospects for Accelerated Approval and Priority Review; (iv) clinical development of second-generation molecules planned to start in Phase 1 trials, with additional small molecules fully developed in-house with better expected efficacy compared to ateganosine.
●	On March 4, 2026, we issued and sold 20,000,000 shares of our common stock in confidentially marketed public offering at a price of $1.50 per share for aggregate gross proceeds of $30 million, prior to deducting underwriting discounts and other offering expenses. In addition, on March 9, 2026, the Company closed on the partial exercise of underwriter over-allotment option for the above referenced offering for an additional 2,005,875 shares of common stock at the offering price of $1.50 per share resulting in additional gross proceeds of approximately $3 million. After giving effect to the partial exercise of the over-allotment option, the total number of shares sold by Company in the offering increased to 22,005,875 and gross proceeds increased to approximately $33 million.
●	On March 31, 2026, we announced overall survival (OS) beyond two years for eight patients treated with ateganosine sequenced with cemiplimab in Parts A and B of its ongoing Phase 2 THIO-101 clinical trial in non-small cell lung cancer (NSCLC). The patients did not receive subsequent lines of therapy. The highlights were presented in a poster on March 27, 2026, at the European Lung Cancer Congress 2026 (ELCC), in Copenhagen, Denmark.
●	On April 8, 2026, we announced that net proceeds from the $33 million confidentially marketed public offering of common stock in March 2026 are expected to fully fund the Company’s ongoing pivotal Phase 3 clinical trial of its lead investigational therapy, ateganosine, as a treatment for non-small cell lung cancer (NSCLC).
●	On April 16, 2026, we announced the activation the first U.S. clinical site in its Phase 2 THIO-101 expansion trial of its lead investigational therapy as a third-line (3L) treatment for non-small cell lung cancer (NSCLC). The trial’s expansion into the U.S. marks a key milestone for MAIA, which is expected to open a significantly larger patient pool for evaluation of ateganosine, a novel dual mechanism of action drug candidate incorporating telomere targeting and immunogenicity. In addition to the first location, Summit Medical Group in New Jersey, MAIA intends to open four additional sites in U.S. in 2026. The trial is ongoing in Europe and Asia with 44 active sites in 6 countries.
●	On June 3, 2026, we announced that the U.S. Food and Drug Administration (“FDA”) cleared an amendment to the Investigational New Drug (“IND”) application for ateganosine, enabling MAIA to initiate U.S. patient enrollment in the expansion of its Phase 2 THIO-101 clinical trial evaluating ateganosine in patients with advanced third-line (“3L”) non-small cell lung cancer (“NSCLC”). The amended IND also reflects updates to the Company’s manufacturing processes, including additional manufacturers, formulation improvements and revised storage conditions for ateganosine.
●	On June 4, 2026, we announced a patient enrollment update for the ongoing pivotal Phase 3 THIO-104 clinical trial evaluating ateganosine as a treatment for advanced 3L NSCLC. As of the announcement date, 29 patients had been dosed across 34 activated clinical sites in six countries outside the United States.
●	On June 10, 2026, we announced the activation of Central Alabama Research in Homewood, Alabama, as the second U.S. clinical site participating in the Phase 2 THIO-101 expansion trial.
●	On June 18, 2026, we announced the activation of the Winship Cancer Institute of Emory University as the third U.S. clinical site participating in the Phase 2 THIO-101 expansion trial.
●	On June 25, 2026, we announced the completion of international patient enrollment in Part C of the Phase 2 THIO-101 expansion trial evaluating ateganosine in patients with advanced 3L NSCLC. Patient screening continues at activated clinical sites in the United States while the Company continues to monitor patient outcomes and data maturation from the international portion of the study.
●	On July 8, 2026, we announced initial efficacy results from Part C of the Phase 2 THIO-101 clinical trial. As of July 6, 2026, among the 21 efficacy-evaluable patients who had undergone at least one post-baseline tumor assessment, the study demonstrated a disease control rate (“DCR”) of 90.5% (19 of 21 patients) following treatment with ateganosine administered sequentially with cemiplimab (Libtayo®).
●	In addition to NSCLC, HCC, SCLC and CRC we plan to conduct clinical trials evaluating ateganosine in sequential combination with an immune checkpoint inhibitor in several other cancer indications, including solid tumors, such as breast, prostate, gastric, pancreatic and ovarian cancers.

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

Results of Operations for the Three and Six Months Ended June 30, 2026 and 2025

Comparison of Three Months ended June 30, 2026 and 2025

	Three Months Ended June 30,		Change
	2026	2025	Dollars	Percentage
Operating expenses:
Research and development expenses	$5,639,660	$3,110,867	$2,528,793	81%
General and administrative expenses	2,677,591	2,055,191	622,400	30%
Total operating costs and expenses	8,317,251	5,166,058	3,151,193	61%
Loss from operations	(8,317,251)	(5,166,058)	(3,151,193)	61%
Other (expense) income:
Interest income	236,320	79,697	156,623	197%
Grant income	207,173	—	207,173	—%
Change in fair value of warrant liability	(69,829)	(260,602)	190,773	(73)%
Other income (expense) net	373,664	(180,905)	554,569	(307)%

Net loss	$(7,943,587)	$(5,346,963)	$(2,596,624)	49%

Operating Costs and Expenses

Research and development expenses

Research and development expenses increased by approximately $2,529,000 (or approximately 81%), from approximately $3,111,000 for the three months ended June 30, 2025, compared to approximately $5,640,000 for the three months ended June 30, 2026. The increase was primarily related to an increase in scientific research and clinical research of approximately $2,354,000, an increase in payroll expense of approximately $154,000, an increase in other expenses of approximately $25,000, offset by a decrease in stock-based compensation cost of approximately $3,000, and a decrease in professional fees of approximately $1,000.

General and administrative expenses

General and administrative expenses increased by approximately $622,000 (or approximately 30%) from approximately $2,055,000 for the three months ended June 30, 2025, compared to approximately $2,677,000 for the three months ended June 30, 2026. The increase was primarily related to an increase in investor relations of approximately $331,000, an increase in other expenses of approximately $187,000, an increase in payroll of approximately $135,000, and an increase in professional fees of approximately $45,000, offset by a decrease in stock-based compensation of approximately $76,000.

Other income (expense), net

Other income (expense), net increased by approximately $555,000 (or approximately 307%) from other expense, net of approximately $181,000 for the three months ended June 30, 2025, compared to other income, net of approximately $374,000 for the three months ended June 30, 2026. The increase was primarily related an increase in grant income of $207,000, an increase in the change in the fair value of the warrant liability of approximately $191,000, and a net increase in interest income of approximately $157,000.

Comparison of Six Months Ended June 30, 2026 and 2025

	Six Months Ended June 30,		Change
	2026	2025	Dollars	Percentage
Operating expenses:
Research and development expenses	$9,164,757	$6,308,399	$2,856,358	45%
General and administrative expenses	6,102,423	4,283,090	1,819,333	42%
Total operating costs and expenses	15,267,180	10,591,489	4,675,691	44%
Loss from operations	(15,267,180)	(10,591,489)	(4,675,691)	44%
Other income (expense):
Interest income	348,077	161,880	186,197	115%
Grant income	420,738	—	420,738	—%
Change in fair value of warrant liability	185,126	565,387	(380,261)	(67)%
Other income (expense) net:	953,941	727,267	226,674	31%

Net loss	$(14,313,239)	$(9,864,222)	$(4,449,017)	45%

Operating Costs and Expenses

Research and development expenses

Research and development expenses increased by approximately $2,856,000 (or approximately 45%), from approximately $6,308,000 for the six months ended June 30, 2025, to approximately $9,164,000 for the six months ended June 30, 2026. The increase was primarily related to an increase in scientific research and clinical research of approximately $2,407,000, an increase in payroll expense of approximately $383,000, an increase in stock-based compensation cost of approximately $34,000, an increase in other expense of approximately $30,000, and an increase in professional fees of approximately $2,000.

General and administrative expenses

General and administrative expenses increased by approximately $1,819,000 (or approximately 42%) from approximately $4,283,000 for the six months ended June 30, 2025, to approximately $6,102,000 for the six months ended June 30, 2026. The increase was primarily related to an increase in professional fees of approximately $343,000, an increase of investor relations of approximately $499,000, an increase in stock-based compensation of approximately $166,000, an increase of approximately $764,000 payroll expense and an increase in other expense of approximately $47,000.

Other income (expense), net

Other income (expense), net increased by approximately $227,000 (or approximately 31%) from other income, net of approximately $727,000 for the six months ended June 30, 2025, to other income, net of approximately $954,000 for the six months ended June 30, 2026. The increase was primarily related to an increase in grant income of approximately $421,000, a decrease in the change in the fair value of the warrant liability of approximately $380,000, and a net increase in interest income of approximately $186,000.

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

From January 1, 2025 through March 31, 2025, we sold 666,323 shares of Common Stock through Wainwright under the ATM Agreement at an average price of approximately $2.28 per share, resulting in aggregate gross proceeds of approximately $1,521,091, for which we paid Wainwright approximately $45,633 in commissions and other issuance costs of $84,587, resulting in net proceeds to us of approximately $1,390,871. During the quarter ended June 30, 2026, the Company did not sell shares of Common Stock under the ATM agreement.

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

Cash Flows

Cash Flows for the Six Months ended June 30, 2026 and 2025

	Six Months Ended June 30,
	2026	2025
Net cash flows used in operating activities	$(12,061,383)	$(8,337,611)
Net cash flows provided by financing activities	30,987,321	8,869,406
Effect of foreign currency exchange rate changes on cash	11,862	11,429
Net increase in cash	$18,937,800	$543,224

Operating Activities

For the six months ended June 30, 2026, net cash used in operating activities was approximately $12,061,000, which consisted of a consolidated net loss of approximately $14,313,000 offset by non-cash charges of approximately $1,374,000 in stock-based compensation, approximately $243,000 of non-cash expense to issue stock to vendors, and the decrease in the remeasurement of the warrant liability of approximately $185,000. Total changes in operating assets and liabilities of approximately $820,000 were driven by an approximate $1,198,000 net increase in accounts payable and prepaid expenses and other current assets, offset by an approximate $378,000 decrease in accrued expense.

For the six months ended June 30, 2025, net cash used in operating activities was approximately $8,338,000, which consisted of a consolidated net loss of approximately $9,864,000 offset by non-cash charges of approximately $1,173,000 in stock-based compensation, and the remeasurement of the warrant liability of approximately $565,000. Total changes in operating assets and liabilities of approximately $856,000 were driven by an approximate $1,208,000 net increase in accounts payable and accrued expenses, and an approximate $352,000 decrease in prepaid expense and other assets.

For the six months ended June 30, 2026, the effect of foreign currency exchange rate changes on cash increased the cash balance as of June 30, 2026 by approximately $12,000 versus an increase of approximately $11,000 for the six months ended June 30, 2025.

Investing Activities

For the six months ended June 30, 2026 and 2025, we did not have any cash provided by or used in investing activities.

Financing Activities

Net cash provided by financing activities was approximately $30,987,000 and $8,869,000 for the six months ended June 30, 2026 and 2025, respectively. Total net cash provided by financing activities for the six months ended June 30, 2026 consisted primarily of approximately $33,009,000 gross proceeds from public offerings, proceeds from the exercise of stock options of approximately $38,000, and were offset by an approximate $2,060.000 of offering costs.

Net cash provided by financing activities for the six months ended June 30, 2025, consisted primarily of approximately $5,919,000 gross proceeds from private placement offerings, proceeds from the at-the-market offering of approximately $3,002,000, proceeds from the exercise of stock options of $1,000, proceeds from the exercise of warrants of $328,000 and were offset by an approximate $381,000 of offering costs.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision of and with the participation of our management, including our Chief Executive Officer, who is our principal executive officer, and our Head of Finance, who is our principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2026, the end of the period covered by this Quarterly Report. The term “disclosure controls and procedures,” as set forth in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms promulgated by the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a control system, misstatements due to error or fraud may occur and not be detected. Based on the evaluation of our disclosure controls and procedures as of June 30, 2026, our Chief Executive Officer and Head of Finance concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the period covered by this Quarterly Report that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

On April 22, 2026, H.C. Wainwright & Co., LLC (“Wainwright”) filed complaint in the Supreme Court of the State of New York, County of New York with respect to an action for damages under New York law for breach of contract arising from the Company’s breach of a right of first refusal provision set forth in the parties’ engagement agreement, arising from a March 2026 offering of securities by the Company (the “Wainwright Action”). Wainwright seeks the amount of compensation they could have received as underwriter in the March 2026 offering being (i) $2,310,616.88 in cash and (ii) warrants to purchase 1,540,411 shares of our common stock as an exercise price of $1.875 per share. On June 26, 2026, the Company filed a notice of motion for dismissal. At this early stage in the proceedings, the Company is unable to make any prediction regarding the outcome of the Wainwright Action.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Recent sales of unregistered securities

On June 9, 2026, we issued 8,362 shares of common stock having a value of $14,550 (based on $1.74 price calculated by using 120% of the dollar value weighted average price of our common stock on the New York Stock Exchange American for the thirty (30) trading days immediately preceding the date of the purchase payment) to a service provider under a master services agreement in consideration of services rendered. We did not receive any cash proceeds from this issuance. The issuance was exempt under Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”).

On July 7, 2026, we issued 8,362 shares of common stock having a value of $14,550 (based on $1.74 price calculated by using 120% of the dollar value weighted average price of our common stock on the New York Stock Exchange American for the thirty (30) trading days immediately preceding the date of the purchase payment) to a service provider under a master services agreement in consideration of services rendered. We did not receive any cash proceeds from this issuance. The issuance was exempt under Section 4(a)(2) of the Securities Act.

(b) Purchases of equity securities by the issuer and affiliated purchasers.

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

10b5-1 Trading Plans

During the fiscal quarter ended June 30, 2026, no Section 16 director or officer adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” (as defined in Item 408 of Regulation S-K of the Exchange Act).

There were no “non-Rule 10b5-1 trading arrangements” (as defined in Item 408 of Regulation S-K of the Exchange Act) adopted, modified or terminated during the fiscal quarter ended June 30, 2026 by our directors and Section 16 officers.

Item 6. Exhibits.

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of MAIA Biotechnology, Inc., filed as Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 1, 2022 and incorporated herein by reference.
3.2	Amended and Restated Bylaws of MAIA Biotechnology, Inc., filed as Exhibit 3.2 to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 1, 2022 and incorporated herein by reference.
3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation of MAIA Biotechnology, Inc., filed as Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 23, 2025 and incorporated herein by reference.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (the cover page from the registrant’s quarterly report on Form 10-Q for the quarter ended June 30, 2026 is formatted in Inline XBRL).

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAIA BIOTECHNOLOGY INC.

Date: August 10, 2026	By:	/s/ Vlad Vitoc
Vlad Vitoc
Chief Executive Officer
(Principal Executive Officer)

Date: August 10, 2026	By:	/s/ Jeffrey C. Himmelreich
Jeffrey C. Himmelreich
Head of Finance
(Principal Financial and Accounting Officer)

