Form 10-Q
period 2026-09-30
MAIA Biotechnology, Inc.
filed 2026-11-09
CIK 1878313

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

As of November 9, 2026, the registrant had 61,750,308 shares of common stock, $0.0001 par value per share, outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

MAIA Biotechnology, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	September 30, 2026	December 31, 2025
	(Unaudited)
ASSETS
Current assets:
Cash	$21,338,931	$8,658,031
Prepaid expenses and other current assets	758,821	1,043,825
Total current assets	22,097,752	9,701,856
Other assets	2,800	2,800
Total assets	$22,100,552	$9,704,656
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,121,145	$2,038,803
Accrued expenses	2,352,820	3,797,595
Total current liabilities	6,473,965	5,836,398
Long term liabilities:
Warrant liability	956,987	1,492,395
Total liabilities	7,430,952	7,328,793
Commitments and contingencies (Note 6)
Stockholders’ equity (deficit)
Preferred stock, $0.0001 par value, 30,000,000 shares authorized at September 30, 2026 and December 31, 2025, 0 shares issued and outstanding	—	—
Common stock, $0.0001 par value, 150,000,000 shares authorized at September 30, 2026, and at December 31, 2025, 61,741,946 and 38,624,289 shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively	6,174	3,863
Additional paid-in capital	146,774,827	112,053,233
Subscription receivable	(1,000,000)	—
Accumulated deficit	(131,122,381)	(109,631,005)
Accumulated other comprehensive loss	10,980	(50,228)
Total stockholders’ equity	14,669,600	2,375,863
Total liabilities and stockholders’ equity	$22,100,552	$9,704,656

See the accompanying notes to the unaudited condensed consolidated financial statements.

MAIA Biotechnology, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Operating expenses:
Research and development expenses	$5,336,526	$6,357,290	$14,501,283	$12,665,688
General and administrative expenses	2,688,263	3,003,636	8,790,686	7,286,726
Total operating expenses	8,024,789	9,360,926	23,291,969	19,952,414
Loss from operations	(8,024,789)	(9,360,926)	(23,291,969)	(19,952,414)
Other income (expense):
Interest income	186,194	78,426	534,271	240,306
Grant income	310,176	—	730,914	—
Change in fair value of warrant liability	350,282	379,311	535,408	944,698
Other income (expense) net:	846,652	457,737	1,800,593	1,185,004
Net loss	$(7,178,137)	$(8,903,189)	$(21,491,376)	$(18,767,410)
Net loss per share:
Basic and diluted	$(0.12)	$(0.27)	$(0.39)	$(0.62)
Weighted average common shares outstanding basic and diluted	60,864,886	33,202,001	55,718,974	30,422,100

See the accompanying notes to the unaudited condensed consolidated financial statements.

3

MAIA Biotechnology, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net loss	$(7,178,137)	$(8,903,189)	$(21,491,376)	$(18,767,410)
Foreign currency translation adjustment	52,669	(807)	61,208	(220)
Comprehensive loss	$(7,125,468)	$(8,903,996)	$(21,430,168)	$(18,767,630)

See the accompanying notes to the unaudited condensed consolidated financial statements.

MAIA Biotechnology, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

For the Three and Nine Months Ended

September 30, 2026

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Subscription	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Receivable	Equity
Balance at December 31, 2025	—	$—	38,624,289	$3,863	$112,053,233	$(109,631,005)	$(50,228)	$—	$2,375,863
Exercise of stock options	—	—	21,479	2	38,547	—	—	—	38,549
Stock-based compensation expense	—	—	—	—	650,024	—	—	—	650,024
Issuance of restricted stock	—	—	19,848	2	43,649	—	—	—	43,651
Issuance of common shares in connection with the confidentially marketed public offering, net of $1,995,041 of issuance costs	—	—	22,005,875	2,201	31,011,571	—	—	—	31,013,772
Foreign currency translation adjustment	—	—	—	—	—	—	10,561	—	10,561
Net loss	—	—	—	—	—	(6,369,652)	—	—	(6,369,652)
Balance at March 31, 2026	—	$—	60,671,491	$6,068	$143,797,024	$(116,000,657)	$(39,667)	$—	$27,762,768
Stock-based compensation expense	—	—	—	—	723,915	—	—	—	723,915
Issuance of restricted stock	—	—	145,991	14	198,922	—	—	—	198,936
Other	—	—	—	—	(65,000)	—	—	—	(65,000)
Foreign currency translation adjustment	—	—	—	—	—	—	(2,022)	—	(2,022)
Net loss	—	—	—	—	—	(7,943,587)	—	—	(7,943,587)
Balance at June 30, 2026	—	$—	60,817,482	$6,082	$144,654,861	$(123,944,244)	$(41,689)	$—	$20,675,010
Stock-based compensation expense	—	—	—	—	881,757	—	—	—	881,757
Issuance of restricted stock	—	—	172,585	17	238,284	—	—	—	238,301
Common stock subscribed but unpaid	—	—	751,879	75	999,925	—	—	(1,000,000)	—
Foreign currency translation adjustment	—	—	—	—	—	—	52,669	—	52,669
Net loss	—	—	—	—	—	(7,178,137)	—	—	(7,178,137)
Balance at September 30, 2026	—	$—	61,741,946	$6,174	$146,774,827	$(131,122,381)	$10,980	$(1,000,000)	$14,669,600

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

MAIA Biotechnology, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2026	2025

Cash flows from operating activities:
Net loss	$(21,491,376)	$(18,767,410)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	2,255,696	1,820,856
Restricted stock issued for consulting expense	480,888	249,634
Change in fair value of warrant liability	(535,408)	(944,698)
Change in operating assets and liabilities:
Prepaid expenses and other current assets	283,555	(340,814)
Accounts payable	2,078,368	1,658,232
Accrued expenses	(1,444,125)	4,500,073
Net cash used in operating activities	(18,372,402)	(11,824,127)
Cash flows from financing activities:
Proceeds from exercise of stock options	38,549	844
Proceeds from exercise of warrants	—	901,578
Proceeds from private placement round 1 2025	—	2,715,000
Proceeds from private placement round 2 2025	—	1,428,949
Proceeds from private placement round 3 2025	—	1,079,998
Proceeds from private placement round 4 2025	—	694,999
Proceeds from confidentially marketed public offering	33,008,813	—
Proceeds from At-The-Market offering	—	6,781,236
Payment of offering transactions costs	(2,060,041)	(498,429)
Net cash provided by financing activities	30,987,321	13,104,175
Net effect of foreign currency exchange on cash	65,981	10,390
Net increase in cash	12,680,900	1,290,438
Cash at beginning of period	8,658,031	9,601,298
Cash at end of period	$21,338,931	$10,891,736
Supplemental disclosure of cash flow information:
Warrants issued in connection with private placement offering 1 2025	$—	$2,416,223
Warrants issued in connection with private placement offering 2 2025	$—	$1,240,185
Warrants issued in connection with private placement offering 3 2025	$—	$972,890
Warrants issued in connection with private placement offering 4 2025	$—	$559,324
Non-cash financing issuance related to shares issued for services to be rendered	$1,000,000	$—

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

Liquidity

At September 30, 2026, the Company had working capital of $15,623,787, an accumulated deficit of $131,122,381, cash of $21,338,931 and current liabilities of $6,473,965. Since its inception the Company has experienced net losses and negative cash flows from operations each fiscal year. The Company has no revenue and expects to continue to incur operating losses for the foreseeable future and may never become profitable. The Company is dependent on its ability to continue to raise equity and/or debt financing and control costs to continue operations, and the attainment of profitable operations. The Company is committed to controlling and reducing costs within payroll, research and development, and professional services to ensure sufficient capital exists to fund operations for the next year. Based on the cost control measures implemented, the Company believes the substantial doubt to continue as a going concern for at least 12 months from the date these financial statements were issued is reasonably alleviated.

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

Use of Estimates

The preparation of the Company’s unaudited interim condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The most significant estimates in the Company’s financial statements relate to the valuation of stock options, warrants, and accruals for outsourced research and development activities. These estimates and assumptions are based on current facts, historical experience and various other factors believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recording of expenses that are not readily apparent from other sources. Actual results may differ materially and adversely from these estimates. To the extent there are material differences between the estimates and actual results, the Company’s future results of operations will be affected.

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

Off-Balance Sheet Risk and Concentrations of Credit Risk

The Company has no significant off-balance sheet risks, such as foreign exchange contracts, option contracts, or other foreign hedging arrangements. Cash accounts are maintained at financial institutions that potentially subject the Company to concentrations of credit risk. As of September 30, 2026 and December 31, 2025, substantially all of the Company’s cash was deposited in accounts at two financial institutions. The Company maintains its cash deposits, which at times may exceed the federally insured limits, with a reputable financial institution, and accordingly, the Company believes such funds are subject to minimal credit risk.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with maturities of three months or less to be cash equivalents. As of September 30, 2026 and December 31, 2025, the Company had no cash equivalents.

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

Fair value measurements discussed herein are based upon certain market assumptions and pertinent information available to management as of and during the three and nine months ended September 30, 2026, and 2025 and as of December 31, 2025. The carrying amount of accounts payable approximated fair value, as they are short term in nature. The fair value of warrants issued for services is estimated based on the Black-Scholes-Merton model during the nine months ended September 30, 2026 and the twelve months ended December 31, 2025. The estimated fair value of warrants issued to underwriters represented Level 3 measurements.

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

National Institute of Health (NIH) Grant

The Company entered into an agreement with the National Cancer Institute for an SBIR grant. Under the terms of the agreement, the National Cancer Institute has committed to reimburse the Company up to $2,297,863 of qualifying research and development expenses over the term of the grant. The Company’s ability to receive these funds is contingent upon incurring eligible costs and achieving certain performance objectives.

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

In July 2025, the One Big Beautiful Bill Act (Public Law 119-21) was enacted. The Company recognized the income tax effects of the legislation in the period of enactment in accordance with ASC 740. The legislation did not have a material impact on the Company’s condensed consolidated financial statements for the quarter ended September 30, 2026. The Company will continue to evaluate the impact of the legislation on future periods.

Net Loss Per Share

Basic loss per share of Common Stock is computed by dividing net loss attributable to common stockholders by the weighted average number of shares of Common Stock outstanding for the period. Diluted net loss per share is calculated by adjusting the weighted-average number of shares outstanding for the dilutive effect of Common Stock equivalents outstanding for the period, determined using the treasury-stock method. Diluted loss per share excludes, when applicable, the potential impact of stock options, unvested shares of restricted stock awards, and common stock warrants because their effect would be anti-dilutive due to our net loss. Gains on warrant liabilities are only considered dilutive when the average market price of the Common Stock during the period exceeds the exercise price of the warrants. Since the Company had a net loss in each of the periods presented, basic and diluted net loss per common share are the same. Partially paid/subscribed common shares that participate in dividends on an equal basis with common shares are considered participating securities under the two-class method. For periods in which the Company incurs a net loss, no undistributed losses are allocated to the unpaid participating shares as the holder has no contractual obligation to fund losses.

The following table summarizes the Company’s potentially dilutive securities, in common share equivalents, which have been excluded from the calculation of dilutive loss per share as their effect would be anti-dilutive:

	Nine Months Ended September 30,
	2026	2025
Shares issuable upon exercise of stock options	16,976,378	12,129,624
Shares issuable upon exercise of warrants	13,086,220	9,702,689

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

2. RELATED PARTY TRANSACTIONS

Consulting Services and Private Placement

The consulting firm FGMK, LLC and its affiliate FGMK Business Holdings, LLC beneficially own more than 5% of the stock of the Company and are therefore related parties. The Company expensed $25,605 and $31,570 during the nine-month period ended September 30, 2026 and September 30, 2025, respectively, related to accounting, tax and valuation services provided by these parties. In addition, FGMK Business Holdings, LLC participated in the February 2025 private placement and purchased 1,350,000 shares of the Company’s Common Stock and warrants to purchase 1,350,000 shares of the Company’s Common Stock for an aggregate purchase price of approximately $2,025,000.

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

There were no private placements in the nine months ended September 30, 2026.

3. ACCRUED EXPENSES

As of September 30, 2026 and December 31, 2025 accrued expenses consisted of the following:

	September 30, 2026	December 31, 2025
Bonus	$972,468	$1,199,955
Professional fees	77,123	288,077
Research and development costs	932,787	2,061,497
Other	370,442	248,066
Total accrued expenses	$2,352,820	$3,797,595

4. FAIR VALUE OF FINANCIAL LIABILITIES

Derivative Liability

Financial liabilities consisting of warrant liabilities measured at fair value on a recurring basis are summarized below. The fair value of the warrant liabilities recorded are as follows:

	Fair value at September 30, 2026
	Total	Level 1	Level 2	Level 3
Liabilities:
Warrant liability	$956,987	$—	$—	$956,987
Total liabilities	$956,987	$—	$—	$956,987

	Fair value at December 31, 2025
	Total	Level 1	Level 2	Level 3
Liabilities:
Warrant liability	$1,492,395	$—	$—	$1,492,395
Total liabilities	$1,492,395	$—	$—	$1,492,395

The table below provides a summary of the changes in fair value of the warrant liabilities measured on a recurring basis using significant unobservable inputs (Level 3):

	Three Months Ended September 30,		Nine Months Ended September 30,
Warrant liabilities:	2026	2025	2026	2025
Balance, beginning of period	$1,307,269	$2,125,218	$1,492,395	$2,690,605
Issuance of warrants	—	—	—	—
Exercises of warrants	—	—	—	—
Amendments of warrants	—	—	—	—
Loss (gain) on fair value of warrant liability	(350,282)	(379,311)	(535,408)	(944,698)
Balance, end of period	$956,987	$1,745,907	$956,987	$1,745,907

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

Effective December 23, 2024, the Company filed a prospectus supplement to amend, supplement and supersede certain information contained in the earlier prospectus and prospectus supplement, which increased the number of Shares the Company may offer and sell under the ATM Agreement to an aggregate offering price of up to $30,000,000 from time to time. Effective March 22, 2025, the Company filed a prospectus supplement to amend, supplement and supersede certain information contained in the earlier prospectus and prospectus supplement, which decreased the number of Shares the Company may offer and sell under the ATM Agreement to an aggregate offering price of up to $11,200,000 from time to time, which did not include any sales made previously under the ATM Agreement. During the quarter ended March 31, 2025, the Company sold 666,323 shares of Common Stock at an average price of approximately $2.28 per share, resulting in aggregate gross proceeds of approximately $1,521,091, for which it paid Wainwright approximately $45,633 in commissions and other issuance costs of $84,587, resulting in net proceeds to the Company of approximately $1,390,871. Effective May 14, 2026, the Company filed a prospectus supplement, which terminated the ATM Agreement. This termination was effective 7-business days after May 14, 2026, or May 21, 2026, in accordance with the terms of the agreement.

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

There were no private placements in the nine months ended September 30, 2026.

Confidentially Marketed Public Offering

On March 4, 2026, the Company issued and sold 20,000,000 shares of its Common Stock to certain accredited investors pursuant to a confidentially marketed public offering with Konik Capital Partners, LLC (“Konik Capital”) at a price per share of $1.50 for which the Company received gross proceeds of approximately $30,000,000. The Company paid Konik Capital approximately $1,500,000 in commissions and other issuance costs of approximately $329,000, resulting in net proceeds to the Company of approximately $28,171,000.

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

MAIA Biotechnology, Inc. Restricted Stock Awards

During the nine months ended September 30, 2026, the Company recorded $25,605 to consulting expense for accounting services related to the grant of 19,834 restricted shares, $100,000 to consulting expense for investor relations related to the grant of 76,335 restricted shares, and $355,283 to research and development expense for research services related to the grant of 242,255 restricted shares of Common Stock, respectively. There were no unvested restricted shares as of September 30, 2026.

During the nine months ended September 30, 2025, the Company expensed $31,570 to consulting expense for accounting services related to the grant of 18,040 restricted shares, $100,000 to consulting expense for investor relations related to the grant of 64,516 restricted shares, and $118,064 to research and development expense for research fees related to the issuance of 58,425 restricted shares of Common Stock, respectively. There were no unvested restricted shares as of September 30, 2025.

MAIA Subscription Receivables

On September 2, 2026, the Company issued 751,879 shares of common stock to PoC Capital, LLC in exchange for a commitment to fund up to $1.0 million of clinical trial expenses. The transaction was recorded at the contractual commitment amount with a corresponding debit to Subscription Receivable within stockholders’ equity. As clinical trial expenses are funded by PoC, the subscription receivable will be reduced accordingly.

MAIA Stock Warrants

Concurrently with the closing of the IPO, the Company issued warrants to purchase an aggregate of up to 100,000 shares of its Common Stock to the representative or its designees, at an exercise price of $6.25 per share (the “Representative’s Warrants”). The Representative’s Warrants were exercisable beginning on January 23, 2023, and expire on July 27, 2027, pursuant to their terms and conditions. On August 3, 2023, concurrently with the full exercise of the representative’s over-allotment option, the Company issued additional Representative’s Warrants to purchase an aggregate of up to 15,000 shares of its Common Stock to the representative or its designees on the same terms. The Representative’s Warrants are not indexed to the Company’s own stock and therefore meet the definition of a derivative liability. The Representative’s Warrants are liability classified instruments and were initially recorded at a value of $343,735, which was determined using the Black-Scholes-Merton method using a term of five years, risk free interest rate of 2.82% and volatility of 77.5%. As of September 30, 2026 and December 31, 2025, the Company remeasured the warrant liability resulting in a value of $2,542 and $27,455 respectively. The gain on remeasurement of the warrant liability in the amount of $2,736 and $24,913 was included in other income (expense) for the three and nine months ended September 30, 2026 respectively. The gain on remeasurement of the warrant liability in the amount of $10,126 and $42,202 was included in other income (expense) for the three and nine months ended September 30, 2025, respectively.

On November 17, 2023, the Company issued warrants concurrently with the Company’s registered direct offering to purchase an aggregate of up to 2,424,243 shares of its Common Stock to the investors in the registered direct offering at an exercise price of $1.86 per share (subject to customary adjustments as set forth in the warrants). The warrants are exercisable six months following issuance and will have a term of five years from the initial exercise date. The warrants contain customary anti-dilution adjustments to the exercise price, including for share splits, share dividends, rights offerings and pro rata distributions. The warrants were not indexed to the Company’s own stock and therefore met the definition of a derivative liability. The warrants were liability classified instruments and were initially recorded at a value of $1,903,915, which was determined using the Black-Scholes-Merton method using a term of 5.38 years, risk free interest rate of 3.85% and volatility of 90.0%. During the nine months ended September 30, 2024, 909,091 warrants were exercised on various dates in cashless exercises and the investor was issued 458,726 shares of Common Stock. The Company remeasured the warrant liability of the exercised warrants at the time of the exercise resulting in a value of $2,815,970. The warrant liability for the exercised warrants was removed and equity was increased by the value of $2,815,970. As of September 30, 2026 and December 31, 2025, the warrant liability resulted in a value of $824,660 and $1,216,774, respectively. The gain on remeasurement of the warrant liability in the amount of $294,566 and $392,114 was included in other income (expense) for the three and nine months ended September 30, 2026, respectively. The gain on remeasurement of the warrant liability in the amount of $299,584 and $733,027 was included in other income (expense) for the three and nine months ended September 30, 2025, respectively.

On November 17, 2023, concurrently with the closing of the Company’s registered direct offering, the Company issued warrants to purchase an aggregate of 169,697 shares of its Common Stock to the representative or its designees, at an exercise price of $2.06 per share. These representative’s warrants were exercisable beginning November 15, 2023, and expire on November 15, 2028, pursuant to their terms and conditions. The representative’s warrants are not indexed to the Company’s own stock and therefore meet the definition of a derivative liability. The representative’s warrants are liability classified instruments and were initially recorded at a value of $123,811, which was determined using the Black-Scholes-Merton method using a term of 4.88 years, risk free interest rate of 3.84% and volatility of 90.0%. As of September 30, 2026 and December 31, 2025, the Company remeasured the warrant liability resulting in a value of $64,870 and $130,553 respectively. The gain on remeasurement of the warrant liability in the amount of $28,450 and $65,683 was included in other income (expense) for the three and nine months ended September 30, 2026, respectively. The gain on remeasurement of the warrant liability in the amount of $43,277 and $93,082 was included in other income (expense) for the three and nine months ended September 30, 2025, respectively.

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

Concurrently with the closing of the Company’s private placement offering on March 28, 2024, the Company issued warrants to purchase an aggregate of up to 578,643 shares of its Common Stock to the investors in the private placement at an exercise price of $2.55 per share. The warrants are exercisable beginning on September 28, 2024, and expire on September 28, 2029. The warrants were not indexed to the Company’s own stock and therefore meet the definition of a derivative liability. The warrants were liability classified instruments when issued and were initially recorded at a value of $1,190,111, which was determined using the Black-Scholes-Merton method using a term of 5.5 years, risk free interest rate of 4.20% and volatility of 95.0 In May 2024, the Company amended the warrant agreements related to 437,031 warrants to adjust them to be indexed to the Company’s own stock, and they were therefore reclassed to equity classified instruments in a non-cash transaction. When the warrant agreements were amended, the Company remeasured the warrant liability resulting in a final warrant value of $1,011,562. The warrant liability for these 437,031 warrants was removed and equity was increased by $1,011,562 to account for the equity classification. The remaining 141,612 warrants remain liability classified instruments. As of September 30, 2026 and December 31, 2025, the Company remeasured the warrant liability, resulting in a value of $64,915 and $117,613, respectively. The gain on remeasurement of the warrant liability in the amount of $24,530 and $52,698 was included in other income (expense) for the three and nine months ended September 30, 2026, respectively. The gain on remeasurement of the warrant liability in the amount of $26,324 and $76,387 was included in other income (expense) for the three and nine months ended September 30, 2025, respectively.

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

Concurrently with the closing of the Company’s private placement offering on December 13, 2024, the Company issued warrants to purchase an aggregate of up to 507,364 shares of its Common Stock to the investors in the private placement at an exercise price of $2.08 per share. The warrants are exercisable beginning on June 13, 2025, and expire on June 13, 2030. The warrants issued were divided into two groups: warrants issued to directors and warrants issued to non-affiliated investors. The warrants to purchase 78,418 shares of the Company’s Common Stock issued to directors were deemed options issued under the MAIA 2021 Plan (as defined below) and are equity classified instruments and the value of these warrants determined using the Black-Scholes-Merton method was $116,151 using a term of 5.5 years, risk free interest rate of 4.25% and volatility of 95%. The warrants to purchase 428,946 shares of the Company’s Common Stock issued to non-affiliated investors are indexed to the Company’s own stock and they were therefore equity classified instruments and the value of these warrants determined using the Black-Scholes-Merton method was $635,345 using a term of 5.5 years, risk free interest rate of 4.25% and volatility of 95%. In 2025, 80,127 warrants were exercised on various dates and the investors were issued 80,127 shares of Common Stock

Concurrently with the closing of the Company’s private placement offering on February 24, 2025, the Company issued warrants to purchase an aggregate of up to 1,810,000 shares of its Common Stock to the investors in the private placement at an exercise price of $1.87 per share. The warrants are exercisable beginning on February 24, 2026, and expire on February 24, 2031. The warrants issued were divided into two groups: warrants issued to directors and warrants issued to affiliated and non-affiliated investors. The warrants to purchase 123,333 shares of the Company’s Common Stock issued to directors were deemed options issued under the MAIA 2021 Plan and are equity classified instruments and the value of these warrants determined using the Black-Scholes-Merton method was $176,680 using a term of 6 years, risk free interest rate of 4.23% and volatility of 95%. The warrants to purchase 1,686,667 shares of the Company’s Common Stock issued to affiliated and non-affiliated investors are indexed to the Company’s own stock and they were therefore equity classified instruments and the value of these warrants determined using the Black-Scholes-Merton method was $2,416,223 using a term of 6 years, risk free interest rate of 4.23% and volatility of 95%. The total fair value ascribed to the warrants combined with the fair value of the common stock issued in the private placement was then used for purposes of allocation of the equity classified warrant value within the condensed consolidated statements of changes in the stockholders’ equity.

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

Concurrently with the closing of the Company’s private placement offering on May 8, 2025, the Company issued warrants to purchase an aggregate of up to 719,999 shares of its Common Stock to the investors in the private placement at an exercise price of $2.05 per share. The warrants are exercisable beginning on May 8, 2026, and expire on May 8, 2031. The warrants issued were divided into two groups: warrants issued to directors and warrants issued to non-affiliated investors. The warrants to purchase 86,666 shares of the Company’s Common Stock issued to directors were deemed options issued under the MAIA 2021 Plan and are equity classified instruments and the value of these warrants determined using the Black-Scholes-Merton method was $133,131 using a term of 6 years, risk free interest rate of 4.09% and volatility of 95%. The warrants to purchase 633,333 shares of the Company’s Common Stock issued to non-affiliated investors are indexed to the Company’s own stock and they were therefore equity classified instruments and the value of these warrants determined using the Black-Scholes-Merton method was $972,890 using a term of 6 years, risk free interest rate of 4.09% and volatility of 95%. The total fair value ascribed to the warrants combined with the fair value of the common stock issued in the private placement was then used for purposes of allocation of the equity classified warrant value within the condensed consolidated statements of changes in the stockholders’ equity.

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

	Warrants Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years
Balance at January 1, 2026	13,086,220	$1.92	3.78
Issued	—	—	—
Exercised	—	—	—
Expired	—	—	—
Balance at September 30, 2026	13,086,220	$1.92	3.03

	Warrants Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years
Balance at January 1, 2025	6,718,176	$2.37	4.56
Issued	3,644,299	1.65	—
Exercised	(659,786)	1.37	—
Expired	—	—	—
Balance at September 30, 2025	9,702,689	$2.06	4.36

The value of warrant grants is calculated using the Warrant Black Scholes calculations with the following assumptions for warrants granted during the nine months ended September 30, 2026 and 2025:

	2026		2025
Risk-free interest rate	N/A	%	3.97%-4.23%
Expected term (in years)	N/A		5 - 6
Expected volatility	N/A	%	95%
Expected dividend yield	N/A		—

MAIA Biotechnology, Inc. Stock Option and Equity Incentive Plans

In 2018, the Company adopted the MAIA Biotechnology, Inc. 2018 Stock Option Plan (the “MAIA 2018 Plan”). MAIA’s board of directors administers the MAIA 2018 Plan for the purposes of attracting, retaining, and motivating key employees, directors, and consultants of MAIA. The terms of the MAIA 2018 Plan continue to govern the 1,752,945 options outstanding under the plan as of September 30, 2026.

In 2020, the Company adopted the MAIA Biotechnology, Inc. Amended and Restated 2020 Equity Incentive Plan (the “MAIA 2020 Plan”), also administered by the board of directors. The MAIA 2020 Plan permitted awards to take the form of stock options, restricted stock and restricted stock units. The terms of the MAIA 2020 Plan continue to govern the 3,503,589 options outstanding in the plan as of September 30, 2026. There are no shares reserved for future issuance under the MAIA 2018 Plan or the MAIA 2020 Plan.

On August 1, 2022, the Company approved the MAIA 2021 Plan with 1,909,518 shares of Common Stock reserved for issuance. On May 25, 2023 the MAIA 2021 Plan was amended to include an automatic increase to the plan in the amount equal to 10% of the total number of shares of stock outstanding on a fully diluted basis on December 31 of the preceding calendar year (the “Increase Date”); provided that, the board of directors may act prior to any Increase Date to provide that there will be no increase for such year or that the increase for such year will be a lesser number of shares of stock. The amount reserved for issuance under the MAIA 2021 Plan increased by 1,956,993 based on the fully diluted shares outstanding as of December 31, 2022. The amount reserved for issuance under the MAIA 2021 Plan increased by 2,838,668 shares on January 1, 2024 based on the fully diluted shares outstanding as of December 31, 2023. The amount reserved for issuance under the MAIA 2021 Plan increased by (i) 2,250,000 shares on January 1, 2025 based on the fully diluted shares outstanding as of December 31, 2024 (and the discretion of the Company’s board of directors to authorize less than 10% of such amount) and (ii) 6,458,889 shares on January 1, 2026, based on the fully diluted shares outstanding as of December 31, 2025. As of September 30, 2026, there are 2,770,566 shares of Common Stock available for future issuance under the MAIA 2021 Plan and 11,719,844 options are outstanding under the MAIA 2021 Plan.

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

As of September 30, 2026, only stock options have been awarded pursuant to the MAIA 2021 Plan.

The following table summarizes the activity and information regarding MAIA’s outstanding and exercisable options for the nine months ended September 30, 2026:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Balance at January 1, 2026	12,878,381	$2.19	6.68
Granted	4,919,476	1.36
Exercised	(21,479)	(1.79)
Cancelled/forfeited	(800,000)	(1.47)
Balance at September 30, 2026	16,976,378	$1.98	6.66	$21,013
Options exercisable at September 30, 2026	11,730,704	$2.18	5.51	$20,919

The value of option grants is calculated using the Black-Scholes-Merton option pricing model with the following assumptions for options granted during the nine months ended September 30, 2026 and 2025:

	2026	2025
Risk-free interest rate	3.94% - 4.28%	3.78% - 4.43%
Expected term (in years)	5 – 6.08	5 – 6.08
Expected volatility	85%	90% - 95%
Expected dividend yield	—%	—%

The weighted-average grant date fair value of stock options issued during the nine months ended September 30, 2026 and 2025 was $0.98 and $1.62, respectively. As of September 30, 2026, the total unrecognized compensation related to unvested employee and non-employee stock option awards granted was $5,294,145 which the Company expects to recognize over a weighted average period of approximately 1.54 years.

During the nine months ended September 30, 2026, the Company granted performance-based stock options to a strategic advisor under the MAIA 2021 Plan.

The grant dated March 9, 2026 consisted of 400,000 stock options, which represent the right to purchase shares of the Company’s common stock at $1.49 upon the achievement of specific performance milestones.

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

The Company estimates the fair value of these awards on the date of grant. For the performance-based milestones, expense is recognized over the requisite service period only when it is deemed probable that the performance conditions will be met. As of September 30, 2026, the Company determined that the achievement of Tranche 1 and Tranche 2 milestones were not probable. Consequently, the Company did not recognize any stock-based compensation expense within General and Administrative expenses for the period and the options were forfeited.

The grant dated August 18, 2026 consists of 400,000 stock options, which represent the right to purchase shares of the Company’s common stock at $1.37 upon the achievement of specific performance milestones.

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

The Company estimates the fair value of these awards on the date of grant. For the performance-based milestones, expense is recognized over the requisite service period only when it is deemed probable that the performance conditions will be met. As of September 30, 2026, the Company determined that the achievement of Tranche 1 and Tranche 2 milestones were not probable. Consequently, the Company has not recognized any stock-based compensation expense within General and Administrative expenses.

Stock based compensation related to the Company’s stock plans are as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
General and administrative	$570,810	$419,812	$1,505,767	$1,188,545
Research and development	310,947	227,088	749,929	632,311
Total stock-based compensation	$881,757	$646,900	$2,255,696	$1,820,856

6. COMMITMENTS AND CONTINGENCIES

Legal

From time to time, the Company is involved in legal actions and claims arising in the normal course of business. Management believes there are no matters which will have a material adverse effect on the Company’s financial position, operations or cash flows.

Patent Licensing, Sponsored Research, and Patent & Technology Agreements

Ateganosine (THIO)

In November 2018 and as amended in December 2020, the Company entered into a Global Patent Licensing Agreement titled “Patent and Technology License Agreement AGT. NO. L2264 – MAIA Biotechnology” with the University of Texas Southwestern (“UTSW”) to license patent families for a specific compound (“THIO”) from UTSW to MAIA (the “UTSW Agreement”). The UTSW Agreement, as amended, has a term of 20 years. The agreement requires MAIA to reimburse UTSW for agreed-upon expenses related to THIO. The UTSW Agreement requires certain payments upon assignment of the license to a third party as well as upon reaching specific milestones, ranging between $1,000,000 and $50,000,000, not to exceed a combined milestone payment total of $112,000,000. As of September 30, 2026, no assignment has occurred and none of the defined milestones have been completed and therefore no payments are due to UTSW related to the milestones. The UTSW Agreement requires MAIA to make royalty payments of: (i) 2-4% (depending on THIO reaching specified sales levels in the respective jurisdictions) on net sales up to $1,000,000,000; and (ii) 2.5-5% on net sales above $1,000,000,000.

Also in December 2020, the Company entered into a second license agreement with UTSW titled “Patent and Technology License Agreement AGT. NO. L3648 — MAIA Biotechnology” pursuant to which UTSW is licensing an additional compound to MAIA (the “UTSW2 Agreement”). The UTSW2 Agreement has a term of 20 years and requires the Company to reimburse UTSW for certain agreed-upon expenses. The UTSW2 Agreement requires certain payments upon assignment of the license to a third party as well as upon reaching specific milestones, ranging between $1,000,000 and $50,000,000, not to exceed a combined milestone payment total of $112,000,000. As of September 30, 2026, no assignment has occurred and none of the defined milestones have been completed and therefore no payments are due to UTSW related to the milestones. The UTSW2 Agreement requires MAIA to make royalty payments of: (i) 2-4% (depending on THIO reaching specified sales levels in the respective jurisdictions) on net sales up to $1,000,000,000; and (ii) 2.5-5% on net sales above $1,000,000,000.

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

Regeneron

In February 2021, the Company entered into a Drug Supply Agreement (the “Drug Supply Agreement”) with Regeneron Pharmaceuticals, Inc. (“Regeneron”) to perform one clinical trial for the treatment of patients with Non-Small Cell Lung Cancer (NSCLC) involving a Regeneron drug candidate that utilizes one of the Company’s compounds/agents. The Company is responsible for all costs of the study with Regeneron supplying their drug cemiplimab representing a cost savings for the Company, the first phase of which is expected to take approximately two years. The overall agreement does not have a fixed expiration date. The agreement states study plans must be started within five years and will continue until completed or terminated early for certain reasons as defined in the agreement. Either party may terminate a study plan in the event that patient screening for the clinical study does not commence within 12 months after: (i) the Effective Date (as defined in the Drug Supply Agreement), with respect to the initial study; or (ii) the execution of the applicable study plan, with respect to each other study. If either party terminates a study plan, the Company shall reimburse Regeneron for the Regeneron product it received in connection with such study plan based on the actual out-of-pocket cost to Regeneron of such Regeneron product. As of September 30, 2026, neither party has terminated the agreement.

BeOne

In December 2024, the Company reached an agreement with BeOne Medicines, Ltd., (“BeOne”) to perform certain clinical trials for the treatment of patients with small cell lung cancer (SCLC), liver cancer (HCC), and colorectal cancer (CRC) involving a BeOne drug candidate that utilizes one of the Company’s compounds/agents. The Company is responsible for all costs of the study with BeOne supplying their drug tislelizumab representing a cost savings for the Company. The overall term of the agreement is for seven years unless earlier terminated for certain reasons as defined in the agreement. As of September 30, 2026, neither party has terminated the agreement.

Roche

In June 2025, the Company reached an agreement with F. Hoffman-La Roche Ltd, (“Roche”) to perform certain clinical trials for the treatment of patients with hard-to-treat cancers involving Roche’s checkpoint inhibitor, atezolizumab (Tecentriq®). The Company is responsible for all costs of the study with Roche supplying their drug atezolizumab representing a cost savings for the Company. The overall term of the agreement is for five years unless earlier terminated for certain reasons as defined in the agreement. As of September 30, 2026, neither party has terminated the agreement.

7. INCOME TAXES

The Company provides for income taxes using the asset and liability approach. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect when these differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The issuance of shares in connection with the Company’s IPO, as well as prior share issuances, may result in limitations on the utilization of the Company’s net operating loss carryforwards under IRC section 382. As of September 30, 2026, and December 31, 2025, the Company had a full valuation allowance against its deferred tax assets.

No provision or benefit for U.S. federal, state, Australian or Romanian income taxes has been recorded for the nine months ended September 30, 2026 and 2025, mainly due to net losses incurred by the Company, and a full valuation allowance recorded against deferred tax assets.

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

9. GOVERNMENT GRANTS

The Company receives research grants from the National Institutes of Health (NIH) to support specific primary research and clinical development projects. In accordance with ASU 2025-10, the Company accounts for these as government grants and has elected the income-related approach. Grant proceeds are recognized in the consolidated statements of operations when it is probable that the Company will comply with the conditions attached to the grant and the grant will be received. The Company has elected to present these grant proceeds as a component of other income, net, rather than as a reduction of the related Research and Development (R&D) expenses.

During the quarter ended September 30, 2026, the Company operated under one active NIH Small Business Innovation Research (SBIR) award (Award #1R44CA309843-01). These grants are cost-reimbursable, meaning the Company is entitled to payment only after incurring allowable costs as defined by the NIH Grants Policy Statement. As of September 30, 2026, the Company has recognized a receivable of approximately $0.7 million for qualified R&D expenditures that have been incurred but not yet reimbursed by the NIH.

NIH grants are subject to audit and retrospective adjustment by the granting agency to ensure compliance. While the Company believes it has complied with all material terms of the grant agreements, any costs found to be unallowable upon audit could be subject to repayment. As of September 30, 2026, no such repayment is deemed probable.

10. SUBSEQUENT EVENTS

Issuance of Options

From October 1 to November 9, 2026, the Company issued 50,872 options at a weighted exercise price of $1.07 to consultants.

Issuance of Stock

On October 7, 2026, the Company issued 8,362 restricted shares of Common Stock having a value of $14,550 (based on the $1.74 price calculated by using 120% of the dollar value weighted average price of our common stock on the NYSE American Exchange for the thirty (30) trading days immediately preceding the date of the purchase payment) to a service provider under a master services agreement in consideration of services rendered. The issuance was exempt under Section 4(a)(2) of the securities Act of 1933, as amended.

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

Overview

We are a clinical-stage biopharmaceutical company developing targeted immunotherapies for cancer. Ateganosine (also known as THIO, 6-thio-dG or 6-thio-2 ‘-deoxyguanosine), our lead asset, is an investigational dual mechanism of action drug candidate incorporating telomere targeting and immunogenicity. Our initial disease target is lung cancer, a serious medical condition with an incidence of over 235,000 new cases in the US in 2024, representing 12% of all cancers, and over 125,000 deaths, or 20% of all cancers. Worldwide, lung cancer incidence is over 2,200,000 per year (ranking second only after breast cancer), and mortality over 1,800,000 (ranking first). Specifically, we are targeting Non-Small Cell Lung Cancer (“NSCLC”), which represents 85% of all lung cancers. In July 2022, the first patient was administered with ateganosine in our Phase 2 human trial (THIO-101) in Australia. In December 2022, regulatory authorities in three European countries, Hungary, Poland, and Bulgaria, approved the implementation of THIO-101, Phase 2 clinical trial evaluating ateganosine in patients with NSCLC. Patients with advanced NSCLC will be treated first with ateganosine followed a few days later by the immune checkpoint inhibitor Libtayo® (cemiplimab), manufactured and commercialized by Regeneron. Cemiplimab is a fully human monoclonal antibody targeting the immune checkpoint receptor PD-1 on T-cells. Cemiplimab has been approved in the United States and the rest of the world for multiple cancer indications, including NSCLC. In February 2021, we signed a clinical supply agreement with Regeneron to receive cemiplimab at no cost, which represents a significant cost-savings for the study. In return, we have granted Regeneron exclusive development rights in combination with PD-1 inhibitors for NSCLC for the study period. Based on the clinical data generated by our THIO-101 trial, we plan to seek filing for an accelerated approval of ateganosine in the United States for the treatment of patients with advanced NSCLC in 2026, but even if granted, accelerated approval status does not guarantee an accelerated review or marketing approval by the Food and Drug Administration (FDA). We initiated a Phase 3 pivotal trial in 2025, named THIO-104, to evaluate the efficacy of ateganosine administered in sequence with a checkpoint inhibitor (CPI) in third-line NSCLC patients who are resistant to checkpoint inhibitors and chemotherapy which could lead to filing for early full commercial approval in 2027 and final analysis could lead to filing for full commercial approval in 2028. The multicenter, open-label, pivotal Phase 3 trial is designed to provide a direct comparison to chemotherapy in a 1:1 randomization of up to 300 patients. In addition, the originally planned Phase 2 clinical trial in multiple tumor indications (THIO-102) is now divided into different trials for one tumor indication each: hepatocellular carcinoma (HCC), colorectal cancer (CRC) and small cell lung cancer (SCLC). In December 2024, we entered into a clinical supply agreement with global oncology company BeOne Medicines to assess the efficacy of ateganosine in combination with BeOne’s immune checkpoint inhibitor (CPI) tislelizumab in three cancer indications across different trials to study the drug combination in HCC, SCLC and CRC. Phase 2 clinical trials in HCC, CRC and SCLC are planned to be initiated in 2026, evaluating treatment with ateganosine administered in sequence with BeOne’s immune checkpoint inhibitor, tislelizumab. In June 2025, MAIA announced its entry into a clinical master supply agreement with Roche for future studies investigating the combination of ateganosine sequenced with Roche’s checkpoint inhibitor (CPI), atezolizumab (Tecentriq®), for the treatment of multiple cancers indications. Clinical trials with other solid tumors (ST), such as breast, prostate, gastric, pancreatic and ovarian, may still be considered for potential future trials.

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

We accomplished the key milestones set forth below in the nine months ended September 30, 2026, and subsequent to quarter-end through the date of the Quarterly Report: Please note that on March 18, 2025, the company announced “ateganosine” as the nonproprietary (generic) name for THIO, and its intent to use the generic name to support clear communication, while keeping the name THIO in the Company’s clinical trial designations (THIO-101, THIO-102, THIO-104).

●	On January 20, 2026, we provided a corporate update on 2025 achievements and highlighted key targeted milestones and growth catalysts for 2026. The targeted milestones include: (i) initial measures of efficacy from Phase 3 study, with interim disease control rates (DCR), overall response rates (ORR) and progression free survival (PFS) analysis of ateganosine compared to the control arm will support regulatory discussions; (ii) expected conclusion of Part C of Phase 2 study, which will provide additional clinical efficacy data to support regulatory review for commercial approval; (iii) Plan to engage in regulatory interactions with the FDA to expand ongoing FDA dialogue under the Fast Track designation, including discussions around trial enhancements and prospects for Accelerated Approval and Priority Review; (iv) clinical development of second-generation molecules planned to start in Phase 1 trials, with additional small molecules fully developed in-house with better expected efficacy compared to ateganosine.
●	On March 4, 2026, we issued and sold 20,000,000 shares of our common stock in confidentially marketed public offering at a price of $1.50 per share for aggregate gross proceeds of $30 million, prior to deducting underwriting discounts and other offering expenses. In addition, on March 9, 2026, the Company closed on the partial exercise of underwriter over-allotment option for the above referenced offering for an additional 2,005,875 shares of common stock at the offering price of $1.50 per share resulting in additional gross proceeds of approximately $3 million. After giving effect to the partial exercise of the over-allotment option, the total number of shares sold by Company in the offering increased to 22,005,875 and gross proceeds increased to approximately $33 million.
●	On March 31, 2026, we announced overall survival (OS) beyond two years for eight patients treated with ateganosine sequenced with cemiplimab in Parts A and B of its ongoing Phase 2 THIO-101 clinical trial in non-small cell lung cancer (NSCLC). The patients did not receive subsequent lines of therapy. The highlights were presented in a poster on March 27, 2026, at the European Lung Cancer Congress 2026 (ELCC), in Copenhagen, Denmark.
●	On April 8, 2026, we announced that net proceeds from the $33 million confidentially marketed public offering of common stock in March 2026 are expected to fully fund the Company’s ongoing pivotal Phase 3 clinical trial of its lead investigational therapy, ateganosine, as a treatment for non-small cell lung cancer (NSCLC).
●	On April 16, 2026, we announced the activation of the first U.S. clinical site in its Phase 2 THIO-101 expansion trial of its lead investigational therapy as a third-line (3L) treatment for non-small cell lung cancer (NSCLC). The trial’s expansion into the U.S. marks a key milestone for MAIA, which is expected to open a significantly larger patient pool for evaluation of ateganosine, a novel dual mechanism of action drug candidate incorporating telomere targeting and immunogenicity. In addition to the first location, Summit Medical Group in New Jersey, MAIA intends to open four additional sites in the U.S. in 2026. The trial is ongoing in Europe and Asia with 44 active sites in 6 countries.
●	On June 3, 2026, we announced that the U.S. Food and Drug Administration (“FDA”) cleared an amendment to the Investigational New Drug (“IND”) application for ateganosine, enabling MAIA to initiate U.S. patient enrollment in the expansion of its Phase 2 THIO-101 clinical trial evaluating ateganosine in patients with advanced third-line (“3L”) non-small cell lung cancer (“NSCLC”). The amended IND also reflects updates to the Company’s manufacturing processes, including additional manufacturers, formulation improvements and revised storage conditions for ateganosine.
●	On June 4, 2026, we announced a patient enrollment update for the ongoing pivotal Phase 3 THIO-104 clinical trial evaluating ateganosine as a treatment for advanced 3L NSCLC. As of the announcement date, 29 patients had been dosed across 34 activated clinical sites in six countries outside the United States.
●	On June 10, 2026, we announced the activation of Central Alabama Research in Homewood, Alabama, as the second U.S. clinical site participating in the Phase 2 THIO-101 expansion trial.
●	On June 18, 2026, we announced the activation of the Winship Cancer Institute of Emory University as the third U.S. clinical site participating in the Phase 2 THIO-101 expansion trial.

●	On June 25, 2026, we announced the completion of international patient enrollment in Part C of the Phase 2 THIO-101 expansion trial evaluating ateganosine in patients with advanced 3L NSCLC. Patient screening continues at activated clinical sites in the United States while the Company continues to monitor patient outcomes and data maturation from the international portion of the study.
●	On July 8, 2026, we announced initial efficacy results from Part C of the Phase 2 THIO-101 clinical trial. As of July 6, 2026, among the 21 efficacy-evaluable patients who had undergone at least one post-baseline tumor assessment, the study demonstrated a disease control rate (“DCR”) of 90.5% (19 of 21 patients) following treatment with ateganosine administered sequentially with cemiplimab (Libtayo®).
●	On September 10, 2026, we announced the presentation of a poster featuring MAIA’s second-generation telomere-targeting anticancer drug candidates at the XXVI International Round Table on Nucleosides, Nucleotides and Nucleic Acids (IRT 2026) held in Barcelona, Spain. These next-generation candidates are designed to attack tumors through multiple mechanisms, with the goal of delivering greater efficacy than ateganosine alone.
●	On September 16, 2026, we announced that the first U.S. patient was dosed in the Phase 2 THIO-101 trial expansion evaluating its telomere-targeting lead candidate, ateganosine, in third-line non-small cell lung cancer (NSCLC).
●	On September 22, 2026, we announced that enrollment had reached 65 patients in the ongoing pivotal Phase 3 trial, THIO-104, evaluating its novel telomere-targeting therapy as a third-line (3L) treatment for advanced non-small cell lung cancer (NSCLC). The THIO-104 trial reached 38 trial sites activated in 6 foreign countries (Taiwan, Romania, Turkey, Georgia, Poland and Hungary).
●	On September 23, 2026, we announced that MAIA received regulatory approval by the Spanish Agency for Medicines and Medical Devices (AEMPS) and Portugal’s National Authority of Medicines and Health Products (INFARMED) to begin screening patients for its ongoing pivotal Phase 3 THIO-104 clinical trial in non-small cell lung cancer (NSCLC).
●	On October 7, 2026, we announced that MAIA reached an enrollment milestone with 150 patients treated with ateganosine sequenced with an immune checkpoint inhibitor (CPI) in the ongoing Phase 2 and pivotal Phase 3 clinical trials of its novel telomere-targeting agent ateganosine as a treatment for non-small cell lung cancer (NSCLC).
●	In addition to NSCLC, HCC, SCLC and CRC we plan to conduct clinical trials evaluating ateganosine in sequential combination with an immune checkpoint inhibitor in several other cancer indications, including solid tumors, such as breast, prostate, gastric, pancreatic and ovarian cancers.

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

Results of Operations for the Three and Nine Months Ended September 30, 2026 and 2025

Comparison of Three Months ended September 30, 2026 and 2025

	Three Months Ended September 30,		Change
	2026	2025	Dollars	Percentage
Operating expenses:
Research and development expenses	$5,336,526	$6,357,290	$(1,020,764)	(16)%
General and administrative expenses	2,688,263	3,003,636	(315,373)	(10)%
Total operating costs and expenses	8,024,789	9,360,926	(1,336,137)	(14)%
Loss from operations	(8,024,789)	(9,360,926)	1,336,137	(14)%
Other (expense) income:
Interest income	186,194	78,426	107,768	137%
Grant income	310,176	—	310,176	100%
Change in fair value of warrant liability	350,282	379,311	(29,029)	(8)%
Other income (expense) net	846,652	457,737	388,915	85%

Net loss	$(7,178,137)	$(8,903,189)	$1,725,052	(19)%

Operating Costs and Expenses

Research and development expenses

Research and development expenses decreased by approximately $1,021,000 (or approximately 16%), from approximately $6,357,000 for the three months ended September 30, 2025, compared to approximately $5,336,000 for the three months ended September 30, 2026. The decrease was primarily related to a decrease in scientific research and clinical research of approximately $1,174,000, a decrease in professional fees of approximately $37,000 offset by an increase in payroll expense of approximately $96,000, an increase in other expenses of approximately $10,000, and an increase in stock-based compensation cost of approximately $84,000.

General and administrative expenses

General and administrative expenses decreased by approximately $315,000 (or approximately 10%) from approximately $3,003,000 for the three months ended September 30, 2025, compared to approximately $2,688,000 for the three months ended September 30, 2026. The decrease was primarily related to a decrease in investor relations of approximately $374,000, a decrease in other expenses of approximately $255,000, offset by an increase in payroll of approximately $46,000, an increase in professional fees of approximately $117,000, and an increase in stock-based compensation of approximately $151,000.

Other income (expense), net

Other income (expense), net increased by approximately $389,000 (or approximately 85%) from other income (expense), net of approximately $458,000 for the three months ended September 30, 2025, compared to other income (expense), net of approximately $847,000 for the three months ended September 30, 2026. The increase was primarily related to an increase in grant income of $310,000, a net increase in interest income of approximately $108,000 offset by a decrease in the change in the fair value of the warrant liability of approximately $29,000.

Comparison of Nine Months Ended September 30, 2026 and 2025

	Nine Months Ended September 30,		Change
	2026	2025	Dollars	Percentage
Operating expenses:
Research and development expenses	$14,501,283	$12,665,688	$1,835,595	14%
General and administrative expenses	8,790,686	7,286,726	1,503,960	21%
Total operating costs and expenses	23,291,969	19,952,414	3,339,555	17%
Loss from operations	(23,291,969)	(19,952,414)	(3,339,555)	17%
Other income (expense):
Interest income	534,271	240,306	293,965	122%
Grant income	730,914	—	730,914	100%
Change in fair value of warrant liability	535,408	944,698	(409,290)	(43)%
Other income (expense) net:	1,800,593	1,185,004	615,589	52%

Net loss	$(21,491,376)	$(18,767,410)	$(2,723,966)	15%

Operating Costs and Expenses

Research and development expenses

Research and development expenses increased by approximately $1,836,000 (or approximately 14%), from approximately $12,665,000 for the nine months ended September 30, 2025, to approximately $14,501,000 for the nine months ended September 30, 2026. The increase was primarily related to an increase in scientific research and clinical research of approximately $1,233,000, an increase in payroll expense of approximately $479,000, an increase in stock-based compensation cost of approximately $118,000, and an increase in other expense of approximately $9,000, offset by a decrease in professional fees of approximately $3,000.

General and administrative expenses

General and administrative expenses increased by approximately $1,504,000 (or approximately 21%) from approximately $7,287,000 for the nine months ended September 30, 2025, to approximately $8,791,000 for the nine months ended September 30, 2026. The increase was primarily related to an increase in professional fees of approximately $461,000, an increase in investor relations of approximately $124,000, an increase in stock-based compensation of approximately $317,000, an increase in payroll expense of approximately $811,000 offset by a decrease in other expense of approximately $209,000.

Other income (expense), net

Other income (expense), net increased by approximately $616,000 (or approximately 52%) from other income (expense), net of approximately $1,185,000 for the nine months ended September 30, 2025, to other income (expense), net of approximately $1,801,000 for the nine months ended September 30, 2026. The increase was primarily related to an increase in grant income of approximately $731,000, a net increase in interest income of approximately $294,000 offset by a decrease in the change in the fair value of the warrant liability of approximately $409,000.

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

From January 1, 2025 through March 31, 2025, we sold 666,323 shares of Common Stock through Wainwright under the ATM Agreement at an average price of approximately $2.28 per share, resulting in aggregate gross proceeds of approximately $1,521,091, for which we paid Wainwright approximately $45,633 in commissions and other issuance costs of $84,587, resulting in net proceeds to us of approximately $1,390,871. During the quarter ended September 30, 2026, the Company did not sell shares of Common Stock under the ATM agreement.

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

On March 4, 2026, the Company issued and sold 20,000,000 shares of its Common Stock to certain accredited investors pursuant to a confidentially marketed public offering with Konik Capital Partners, LLC (“Konik Capital”) at a price per share of $1.50 for which the Company received gross proceeds of approximately $30,000,000. The Company paid Konik Capital approximately $1,500,000 in commissions and other issuance costs of approximately $329,000, resulting in net proceeds to the Company of approximately $28,171,000.

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

Cash Flows

Cash Flows for the Nine Months ended September 30, 2026 and 2025

	Nine Months Ended September 30,
	2026	2025
Net cash flows used in operating activities	$(18,372,402)	$(11,824,127)
Net cash flows provided by financing activities	30,987,321	13,104,175
Effect of foreign currency exchange rate changes on cash	65,981	10,390
Net increase in cash	$12,680,900	$1,290,438

Operating Activities

For the nine months ended September 30, 2026, net cash used in operating activities was approximately $18,372,000 which consisted of a consolidated net loss of approximately $21,491,000 offset by non-cash charges of approximately $2,255,000 in stock-based compensation, approximately $481,000 of non-cash expense to issue stock to vendors, and the decrease in the remeasurement of the warrant liability of approximately $535,000. Total changes in operating assets and liabilities of approximately $918,000 were driven by an approximate $2,362,000 net increase in accounts payable, prepaid expenses and other current assets, offset by an approximate $1,444,000 decrease in accrued expense.

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

For the nine months ended September 30, 2026, the effect of foreign currency exchange rate changes on cash increased the cash balance as of September 30, 2026 by approximately $66,000 versus an increase of approximately $10,000 for the nine months ended September 30, 2025.

Investing Activities

For the nine months ended September 30, 2026 and 2025, we did not have any cash provided by or used in investing activities.

Financing Activities

Net cash provided by financing activities was approximately $30,987,000 and $13,104,000 for the nine months ended September 30, 2026 and 2025, respectively. Total net cash provided by financing activities for the nine months ended September 30, 2026 consisted primarily of approximately $33,009,000 gross proceeds from public offerings, proceeds from the exercise of stock options of approximately $38,000, and were offset by an approximate $2,060,000 of offering costs.

Net cash provided by financing activities for the nine months ended September 30, 2025, consisted primarily of approximately $5,919,000 gross proceeds from private placement offerings, proceeds from the at-the-market offering of approximately $6,781,000, proceeds from the exercise of stock options of $1,000, proceeds from the exercise of warrants of $901,000 and were offset by an approximate $498,000 of offering costs.

Non-Cash Financing Activities

Issuance of common stock in exchange for clinical trial subscription receivable of $1,000,000.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision of and with the participation of our management, including our Chief Executive Officer, who is our principal executive officer, and our Head of Finance, who is our principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2026, the end of the period covered by this Quarterly Report. The term “disclosure controls and procedures,” as set forth in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms promulgated by the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a control system, misstatements due to error or fraud may occur and not be detected. Based on the evaluation of our disclosure controls and procedures as of September 30, 2026, our Chief Executive Officer and Head of Finance concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the period covered by this Quarterly Report that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

On April 22, 2026, H.C. Wainwright & Co., LLC (“Wainwright”) filed a complaint in the Supreme Court of the State of New York, County of New York with respect to an action for damages under New York law for breach of contract arising from the Company’s alleged breach of a right of first refusal provision set forth in the parties’ engagement agreement, arising from a March 2026 offering of securities by the Company (the “Wainwright Action”). Wainwright seeks the amount of compensation they could have received as underwriter in the March 2026 offering being (i) $2,310,616.88 in cash and (ii) warrants to purchase 1,540,411 shares of our common stock at an exercise price of $1.875 per share. On June 26, 2026, the Company filed a notice of motion for dismissal. On October 27, 2026, the court adjourned the motion to dismiss to February 11, 2027 for oral arguments. At this early stage in the proceedings, the Company is unable to make any prediction regarding the outcome of the Wainwright Action.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Recent sales of unregistered securities

On September 9, 2026, we issued 8,362 shares of common stock having a value of $14,550 (based on $1.74 price calculated by using 120% of the dollar value weighted average price of our common stock on the New York Stock Exchange American for the thirty (30) trading days immediately preceding the date of the purchase payment) to a service provider under a master services agreement in consideration of services rendered. We did not receive any cash proceeds from this issuance. The issuance was exempt under Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”).

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

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

10b5-1 Trading Plans

During the fiscal quarter ended September 30, 2026, no Section 16 director or officer adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” (as defined in Item 408 of Regulation S-K of the Exchange Act).

There were no “non-Rule 10b5-1 trading arrangements” (as defined in Item 408 of Regulation S-K of the Exchange Act) adopted, modified or terminated during the fiscal quarter ended September 30, 2026 by our directors and Section 16 officers.

Item 6. Exhibits.

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of MAIA Biotechnology, Inc., filed as Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 1, 2022 and incorporated herein by reference.
3.2	Amended and Restated Bylaws of MAIA Biotechnology, Inc., filed as Exhibit 3.2 to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 1, 2022 and incorporated herein by reference.
3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation of MAIA Biotechnology, Inc., filed as Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 23, 2025 and incorporated herein by reference.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (the cover page from the registrant’s quarterly report on Form 10-Q for the quarter ended September 30, 2026 is formatted in Inline XBRL).

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAIA BIOTECHNOLOGY, INC.

Date: November 9, 2026	By:	/s/ Vlad Vitoc
Vlad Vitoc
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: November 9, 2026	By:	/s/ Jeffrey C. Himmelreich
Jeffrey C. Himmelreich
Head of Finance
(Principal Financial and Accounting Officer)

